Form 10-Q
period 2006-03-31
Good Harbor Partners Acquisition Corp
filed 2006-05-15
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Commission file number: 000-51693

GOOD HARBOR PARTNERS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4100 North Fairfax Drive, Arlington, VA	22203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 812-9199

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 1,150,100 shares of Common Stock, par value $.0001, and 10,580,000 shares of Class B Common Stock, par value $.0001 outstanding as of May 11, 2006.

GOOD HARBOR PARTNERS ACQUISITION CORP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our dependence on key personnel, some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128351), as filed with the SEC on February 1, 2006, and the “Risk Factors” section of this Quarterly Report on Form 10-Q. The forward-looking events we discuss in this Quarterly Report on Form 10-Q speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Good Harbor Partners Acquisition Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOOD HARBOR PARTNERS ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	As of March 31, 2006 (Unaudited)	As of December 31, 2005 (Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,879,186	$71,063
Investments held in Trust Fund (Note 1)	53,489,658	—
Prepaid expenses	5,374	—
Deferred registration costs (Note 2)	—	317,590

Total assets	$55,374,218	$388,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued registration costs	$117,000	$147,063
Accrued expenses	21,113	4,051

Total current liabilities	138,113	151,114

Common stock, Class B subject to possible conversion return (2,114,942 shares at conversion value) (Note 1)	10,692,583	—

Commitments (Note 4)

Stockholders’ Equity (Note 2, 5 and 6):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,000 and 100 shares issued and outstanding	115	—
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 and 0 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	—
Additional paid-in-capital	44,509,364	248,000
Earnings (deficit) accumulated in the development stage	32,985	(10,461)

Total stockholders’ equity	44,543,522	237,539

Total liabilities and stockholders’ equity	$55,374,218	$388,653

The accompanying notes should be read in conjunction with the financial statements.

GOOD HARBOR PARTNERS ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2006	Period from inception (August 10, 2005) to March 31, 2006
Revenue	$—	$—

Operating expenses:
General and administrative expenses	17,212	27,673

Loss from operations	(17,212)	(27,673)

Interest income	60,658	60,658

Income before provision for income taxes	43,446	32,985
Provision for income taxes	—	—

Net income	$43,446	$32,985

Accretion relating to Class B common stock subject to possible conversion	(12,126)	(12,126)

Net income attributable to other Class B stockholders and common stockholders	$31,320	$20,859

Weighted average number of shares outstanding, basic and diluted	2,000,433

Net income per share, basic and diluted	$0.02

The accompanying notes should be read in conjunction with the financial statements.

GOOD HARBOR PARTNERS ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from inception (August 10, 2005) to December 31, 2005 and for the three months ended March 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net procceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,273,390	—	44,274,563

Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100

Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(12,126)	—	(12,126)

Net income (Unaudited)	—	—	—	—	—	43,446	43,446

Balance, March 31, 2006 (Unaudited)	1,150,100	$115	10,580,000	$1,058	$44,509,364	$32,985	$44,543,522

The accompanying notes should be read in conjunction with the financial statements.

GOOD HARBOR PARTNERS ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2006	Period from inception (August 10, 2005) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$43,446	$32,985
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,374)	(5,374)
Interest receivable on investment held in Trust Fund	(60,658)	(60,658)
Increase in accrued expenses	17,062	21,113

Net cash used in operating activities	(5,524)	(11,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Contributed to Trust Fund	(53,429,000)	(53,429,000)

Net cash used in investing activities	(53,429,000)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	500
Proceeds from issuance of warrants	—	247,500
Proceeds from sale of underwriters’ purchase option	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457	10,680,457
Net proceeds from sale of units though public offering allocable to stockholders’ equity	44,562,090	44,391,563

Net cash provided by financing activities	55,242,647	55,320,120

Net increase in cash and cash equivalents	1,808,123	1,879,186
Cash and cash equivalents
Beginning of period	71,063	—

End of period	$1,879,186	$1,879,186

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$117,000	$117,000

Accretion relating to Class B common stock subject to possible conversion	$12,126	$12,126

The accompanying notes should be read in conjunction with the financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the consummation of the Company’s initial public offering (“Offering”) on March 15, 2006 was related to the Company’s formation and capital raising activities. Following the consummation of the Company’s Offering on March 15, 2006 through March 31, 2006, the Company’s activity has been limited to investigating and identifying potential Target Businesses. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s Offering was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which, $53,429,000 was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of the Offering will be held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

Both the Company’s common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares. Common stockholders will receive none of the proceeds from the Trust Fund should a Business Combination not be consummated.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.06 per share based on the value of the Trust Fund as of March 31, 2006. As a result of the Conversion Right, $10,692,583 (including accretion of $12,126 through March 31, 2006) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of March 31, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2 - OFFERING

In its Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the Offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses incurred through March 20, 2006 including $317,590 that had been incurred as of December 31, 2005. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (a “Class W Warrant”).

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) March 8, 2007 and (b) the completion of a Business Combination. The Class W Warrants will expire on March 7, 2011 or earlier upon redemption. Each Class Z

Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) March 8, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 6).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to March 15, 2006 included in the Company’s Form 8-K filed on March 15, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year.

CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based in enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INVESTMENTS HELD IN TRUST - The Company’s restricted investment held in the Trust Fund at March 31, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended March 31, 2006.

NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the three months ended March 31, 2006 and for the period from inception (August 10, 2005) to March 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2005 and March 31, 2006.

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4 - COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the Offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $5,806, covering such services from March 8, 2006 through March 31, 2006, is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended March 31, 2006 and for the period from Inception (August 10, 2005) to March 31, 2006.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $1,500,000.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after March 8, 2007 if the exercise is solicited by HCFP.

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of March 31, 2006, there were 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of March 31, 2006, there were 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the initial securityholders’ Class W Warrants and Class Z Warrants.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

The par value for the Company’s stock was $0.01 from inception up to December 22, 2005 when it was changed to $0.0001.

NOTE 6 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of March 31, 2006, there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of March 31, 2006, there were 8,225,000 Class Z Warrants outstanding.

The Class W Warrants and Class Z Warrants issued may be exercised with cash on or prior to their respective expiration dates. However, the Class W Warrants and Class Z Warrants issued will not be exercisable unless at the time of exercise the Company has a current prospectus relating to the Company’s common stock issuable upon exercise of the warrants and the common stock has been registered, qualified or deemed to be exempt under the applicable securities laws. In accordance with the terms of the Company’s warrant agreement, the Company has agreed to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the Class W Warrants and Class Z Warrants issued until the expiration of such warrants. However, there can be no assurance that the Company will be able to do so. The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Underwriter Purchase Option

In connection with the Offering, the Company issued an option (the “UPO”) for an aggregate of $100 to the underwriters to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) March 8, 2007 and ending March 7, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, was accounted as an expense of the Offering resulting in a charge directly to stockholder’s equity with a corresponding credit to additional paid-in-capital. The Company estimated the fair value of the UPO was $810,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 46.663%, (2) risk-free interest rate of 4.75% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units within the UPO will be exercisable a $5.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to March 15, 2006 included in the Company’s Form 8-K filed on March 15, 2006.

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses during the period ended March 31, 2006, other than in connection with our IPO and, thereafter, certain other expenses related to pursuing acquisitions of targets. Our entire activity from inception through the consummation of our IPO on March 15, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on March 15, 2006, our activity has been limited to identifying and investigating targets for a business combination.

We are currently in the process of evaluating and identifying targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock and Class B common stock if preferred stock is issued with rights senior to those afforded to our common stock and Class B common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Net income for the three months ended March 31, 2006 was $43,446, which consisted of $60,658 in interest income offset by $17,212 in organization and formation expenses, including $5,806 for office space and other general and administrative services.

Net income for the period from August 10, 2005 (inception) to March 31, 2006 was $32,985, which consisted of $60,658 in interest income offset by $27,673 in organization and formation expenses, including $5,806 for office space and other general and administrative services.

Our net proceeds from the IPO, after deducting offering expenses of approximately $446,000 and underwriting discounts of approximately $2,915,825, was approximately $54,955,000 of which $53,429,000 was placed in a trust account and the remaining proceeds ($1,526,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At March 31, 2006, we had cash outside of the trust account of $1,879,186, cash held inside the trust account of $53,489,658, prepaid expenses of $5,374 and total liabilities of $138,113.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 8, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,879,186 as of March 31, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $5,806 is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended March 31, 2006 and for the period from Inception (August 10, 2005) to March 31, 2006, pursuant to this arrangement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of March 31, 2006, $1,879,186 of the proceeds not held in trust were being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Ralph S. Sheridan, our Chief Executive Officer and Secretary, and Thomas J. Colatosti, our President and Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Sheridan and Colatosti concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

As a result of the evaluation completed by management, and in which Messrs. Sheridan and Colatosti participated, we have concluded that there were no changes during the fiscal quarter ended March 31, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128351), as filed with the SEC on February 1, 2006.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We are currently in the process of evaluating and identifying targets for a business combination. We have no present revenue and will not generate any revenue (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information as of May 3, 2006, we have identified 48 blank check companies which have gone public since August 2003, of which six have completed a business combination. The remaining 42 blank check companies have more than $2.7 billion in trust and are seeking to complete business combinations. Of these companies, only 14 companies have announced that they have entered into definitive agreements for business combinations but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

Since we have not yet identified a target business, we cannot currently ascertain the merits or risks of the business which we may ultimately acquire.

We may consummate a business combination with any entity that has an operating business in the security industry. We are currently in the process of evaluating and identifying targets for a business combination. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable business or an entity in its development stage, we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Series A units and Series B units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

Initially, we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering provided us with only approximately $53,400,000 that we may use to complete a business combination. Our initial business combination must be with an entity that has an operating business in the security industry and that has a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses and with different sellers, each such seller will need to agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on our management’s industry knowledge and experience both in the security industry and in connection with transactions involving the acquisition of operating companies, that there are numerous potential target businesses that we could acquire in the security industry with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only six of the 48 blank check companies that have gone public since August 2003 have completed a business combination and 14 additional of such companies have entered into a definitive agreement for a business combination may indicate that there are only a limited number of attractive target businesses available to entities like our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

We may have insufficient net proceeds from our initial public offering or be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering are sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares of Class B common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and warrants and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the Series A units and Series B units, we issued warrants to purchase 16,300,000 shares of common stock. Our initial securityholders, including our officers and directors and/or certain of their affiliates, have also purchased warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We have also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the underwriters which, if exercised, will result in the issuance of 50,000 additional shares of common stock, 460,000 additional shares of Class B common stock and warrants to purchase an additional 710,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, our existing stockholders may experience dilution to your holdings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2006, we consummated our IPO of 500,000 Series A Units and 4,600,000 Series B Units. Each Series A Unit consists of two shares of common stock, $.0001 par value per share and ten Class Z Warrants, each to purchase one share of common stock. Each Series B Unit consists of two shares of Class B common stock, $.0001 par value per share and two Class W Warrants, each to purchase one share of common stock. On March 20, 2006, we sold an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the HCFP’s over-allotment option. The Series A Units were sold at an offering price of $8.50 per Series A Unit and the Series B Units were sold at an offering price of $10.10 per Series B Unit, generating total gross proceeds of $58,316,500. HCFP acted as representative of the underwriters for our IPO. The securities sold in our IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-128351). The SEC declared the registration statement effective on March 8, 2006.

From our inception through March 20, 2006 we incurred and paid a total of $2,915,825 in underwriting discounts and commissions, and approximately $446,000 for other costs and expenses related to the IPO, of which approximately $117,000 was unpaid as of March 31, 2006.

After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our IPO was approximately $54,955,000, of which $53,429,000 was deposited into the trust account and the remaining proceeds from the IPO of approximately $1,526,000 are available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $60,658 in interest through March 31, 2006.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The Company hereby files as part of this Quarterly Report on Form 10-Q the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: May 15, 2006	By:	/s/ Ralph S. Sheridan
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Thomas J. Colatosti
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Unit Purchase Option to HCFP/Brenner Securities LLC.

4.2	Unit Purchase Option to Legend Merchant Group, Inc.

4.3	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.

10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Richard A. Clarke.

10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Ralph S. Sheridan.

10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Andrew Kopperl.

10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Brian L. Stafford.

10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and John C. Mallon.

10.6	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and John S. Tritak.

10.7	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Roger W. Cressey.

10.8	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Thomas J. Colatosti.

10.9	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Good Harbor Consulting, LLC.

10.10	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and SBLS, LLC.

10.11	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.

10.12	Letter Agreement between Good Harbor Consulting, LLC and the Registrant regarding administrative support.

10.13	Registration Rights Agreement among the Registrant and the Initial Stockholders.

31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.