Form 10-Q
period 2006-06-30
Good Harbor Partners Acquisition Corp
filed 2006-08-14
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period

Ended June 30, 2006

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

There were 1,150,100 shares of Common Stock, par value $.0001, and 10,580,000 shares of Class B Common Stock, par value $.0001 outstanding as of August 10, 2006.

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

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

INDEX

Condensed Financial Statements:

Condensed Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited)	3

Condensed Statements of Operations, for the three and six months ended June 30, 2006 and for the period from inception (August 10, 2005) to June 30, 2006 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2005 and the six months ended June 30, 2006 (unaudited)	5

Condensed Statements of Cash Flows, for the six months ended June 30, 2006 and for the period from inception (August 10, 2005) to June 30, 2006 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	As of June 30, 2006 (Unaudited)	As of December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,561,261	$71,063
Investments held in Trust Fund including accrued interest	53,895,190	—
Prepaid expenses and other	136,495	—
Deferred Registration Costs (Note 2)	—	317,590

Total assets	$55,592,946	$388,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued registration costs	$26,781	$147,063
Accrued expenses	143,153	4,051

Total current liabilities	169,934	151,114

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value) (Note 1)	10,773,649	—

Commitments (Note 4)
Stockholders' Equity (Note 2, 5 and 6):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 and 100 shares issued and outstanding	115	—
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 and 0 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	—
Additional paid-in-capital	44,404,607	248,000
Earnings (deficit) accumulated in the development stage	243,583	(10,461)

Total stockholders' equity	44,649,363	237,539

Total liabilities and stockholders' equity	$55,592,946	$388,653

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Operations

(unaudited)

	For the three months ended June 30, 2006	For the six months ended June 30, 2006	Period from inception (August 10, 2005) to June 30, 2006
Revenue	$—	$—	$—
Operating expenses:
General and administrative expenses (Note 4)	196,170	213,382	223,843

Loss from operations	(196,170)	(213,382)	(223,843)
Interest income	406,768	467,426	467,426

Income before provision for income taxes	210,598	254,044	243,583
Provision for income taxes	—	—	—

Net income	$210,598	$254,044	$243,583

Accretion relating to Class B common stock subject to possible conversion	(81,066)	(93,192)	(93,192)

Net income attributable to other Class B stockholders and common stockholders	$129,532	$160,852	150,391

Weighted average number of shares outstanding, basic and diluted	11,730,100	6,892,144

Net income per share, basic and diluted	0.02	0.04

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity for the period

from inception (August 10, 2005) to December 31, 2005

and for the six months ended June 30, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539
Sale of 575,000 Series A Units, 5,290,000
Series B Units through public offering net of underwriter’s discount and offering expenses and net procceeds of $10,680,457 allocable to
2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,249,699	—	44,250,872
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion (Unaudited)	—	—	—	—	(93,192)	—	(93,192)
Net income (Unaudited)	—	—	—	—	—	254,044	254,044

Balance, June 30, 2006 (Unaudited)	1,150,100	$115	10,580,000	$1,058	$44,404,607	$243,583	$44,649,363

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Cash Flows

(unaudited)

	For the six months ended June 30, 2006	Period from inception (August 10, 2005) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$254,044	$243,583
Adjustments to reconcile net income to net cash used in operating activities:
Increase in prepaid and other	(136,495)	(136,495)
Gain on maturiry of Securities held in Trust Fund	(326,967)	(326,967)
Interest received on investment held in Trust Fund	(139,223)	(139,223)
Increase in accrued expenses	139,102	143,153

Net cash used in operating activities	(209,539)	(215,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(214,292,301)	(214,292,301)
Maturity of Securities held in trust	160,863,301	160,863,301

Net cash used in investing activities	(53,429,000)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	500
Proceeds from issuance of warrants	—	247,500
Proceeds from sale of underwriters’ purchase option	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457	10,680,457
Net proceeds from sale of units though public offering allocable to stockholders’ equity	44,448,180	44,277,653

Net cash provided by financing activities	55,128,737	55,206,210

Net increase in cash and cash equivalents	1,490,198	1,561,261
Cash and cash equivalents
Beginning of period	71,063	—

End of period	$1,561,261	$1,561,261

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$26,781	$26,781

Accretion relating to Class B common stock subject to possible conversion	$93,192	$93,192

Fair value of underwriter purchase option included in offering costs	$810,000	$810,000

See Notes to Unaudited Condensed Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through June 30, 2006 is related to the Company’s formation and capital raising activities and, since the closing of the Offering (as defined below), the investigation and analysis of target markets and potential acquisition candidates. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of any initial public offering would be held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the initial public offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.09 per share based on the value of the Trust Fund as of June 30, 2006. As a result of the Conversion Right, $10,773,649 (including accretion of $ 93,192 through June 30, 2006) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of June 30, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2 - OFFERING

In its offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses incurred through March 20th 2006 including $317,590 that had been incurred as of December 31, 2005. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (a “Class W Warrant”).

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

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 6).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to March 15, 2006 included in the Company’s Form 8-K filed on March 15, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST - The Company’s restricted investment held in the Trust Fund at June 30, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended June 30, 2006.

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

Franchise taxes incurred in the State of Delaware are included in general and administrative expenses.

NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the three months ended June 30, 2006 and for the period from inception (August 10, 2005) to June 30, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2005 and June 30, 2006.

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

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 and $28,307 is included in general and administrative expenses on the accompanying condensed statements of operations for the three and six months ended June 30, 2006, respectively, and $28,307 for the period from Inception (August 10, 2005) to June 30, 2006.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in the consummation of the Business Combination, the Company will pay HCFP a cash transaction fee.

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

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of June 30, 2006, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of June 30, 2006, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

The par value for the Company’s stock was $0.01 from inception up to December 22nd 2005 when it was changed to $0.0001

NOTE 6 – WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of June 30, 2006 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of June 30, 2006 there were 8,225,000 Class Z Warrants outstanding.

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

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Underwriter Purchase Option

In connection with the Offering, the Company has issued an option (the “UPO”) for an aggregate of $100 to HCFP/Brenner Securities LLC and Legend Merchant Group, Inc. to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) March 8, 2007 and ending March 7, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, was accounted as an expense of the public offering resulting in a charge directly to stockholder’s equity with a corresponding credit to additional paid-in-capital. The Company estimates the fair value of the UPO was $810,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted is estimated as of the date of grant using the following assumptions: (1) expected volatility of 46.663%, (2) risk-free interest rate of 4.75% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the

UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units within the UPO will be exercisable a $5.50 per share.

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

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses during the period ended June 30, 2006, other than in connection with our IPO and, thereafter, certain other expenses related to pursuing acquisitions of targets. Our entire activity from inception through the consummation of our IPO on March 15, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on March 15, 2006, our activity has been limited to identifying and investigating targets for a business combination.

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

Net income for the three months ended June 30, 2006 was $210,598 which consisted of $406,768 in interest income offset by $196,170 in general and administrative expenses consisting of $74,714 for professional fees, $18,834 for insurance, $20,751 for Delaware franchise tax, $25,831 for printing, $20,641 for travel, $12,899 for other expenses and $22,500 for office space and other general and administrative services.

Net income for the six months ended June 30, 2006 was $254,044 which consisted of $467,426 in interest income offset by $213,382 in general and administrative expenses consisting of $78,677 for professional fees, $26,125 for insurance, $20,751 for Delaware franchise tax, $25,831 for printing, $20,641 for travel, $13,050 for other expenses and $28,307 for office space and other general and administrative services.

Net income for the period from August 10, 2005 (inception) to June 30, 2006 was $243,583, which consisted of $467,426 in interest income offset by $223,843 in general and administrative expenses consisting of $89,138 for professional fees, $26,125 for insurance, $20,751 for Delaware franchise tax, $25,831 for printing, $20,641 for travel, $13,050 for other expenses and $28,307 for office space and other general and administrative services.

Our net proceeds from the IPO, after deducting offering expenses of approximately $446,000 and underwriting discounts of approximately $2,915,825, was approximately $54,955,000 of which $53,429,000 was placed in a trust account and the remaining proceeds ($1,526,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At June 30, 2006, we had cash outside of the trust account of $1,561,261, investments held in the trust account of $53,895,190, prepaid expenses and other assets of $136,495 and total current liabilities of $169,934.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 8, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,561,261 as of June 30, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $22,500 and $28,307 is included in general and administrative expenses on the accompanying condensed statements of operations for the three and six months ended June 30, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of June 30, 2006, $1,200,000 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $361,261 are being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4.	Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Ralph S. Sheridan, our Chief Executive Officer and Secretary, and Thomas J. Colatosti, our President and Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Sheridan and Colatosti concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

As a result of the evaluation completed by management, and in which Messrs. Sheridan and Colatosti participated, we have concluded that there were no changes during the fiscal quarter ended June 30, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based upon publicly available information as of August [1], 2006, we have identified [66] blank check companies which have gone public since August 2003, of which [nine] have completed a business combination. The remaining [57] blank check companies have more than [$4.1 billion] in trust and are seeking to complete business combinations. Of these companies, only [19] companies have announced that they have entered into definitive agreements for business combinations but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

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

The net proceeds from our initial public offering provided us with only approximately $53,400,000 that we may use to complete a business combination. Our initial business combination must be with an entity that has an operating business in the security industry and that has a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on our management’s industry knowledge and experience both in the security industry and in connection with transactions involving the acquisition of operating companies, that there are numerous potential target businesses that we could acquire in the security industry with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only [nine] of the [66] blank check companies that have gone public since August 2003 have completed a business combination and [19] additional of such companies have entered into a definitive agreement for a business combination may indicate that there are only a limited number of attractive target businesses available to entities like our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

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

On March 15, 2006, we consummated our IPO of 500,000 Series A Units and 4,600,000 Series B Units. Each Series A Unit consists of two shares of common stock, $.0001 par value per share, and ten Class Z Warrants, each to purchase one share of common stock. Each Series B Unit consists of two shares of Class B common stock, $.0001 par value per share, and two Class W Warrants, each to purchase one share of common stock. On March 20, 2006, we sold an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the HCFP/Brenner Securities LLC’s over-allotment option. The Series A Units were sold at an offering price of $8.50 per Series A Unit and the Series B Units were sold at an offering price of $10.10 per Series B Unit, generating total gross proceeds of $58,316,500. HCFP/Brenner Securities LLC acted as representative of the underwriters for our IPO. The securities sold in our IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-128351). The SEC declared the registration statement effective on March 8, 2006.

From our inception through March 20, 2006 we incurred and paid a total of $2,915,825 in underwriting discounts and commissions, and approximately $446,000 for other costs and expenses related to the IPO, of which approximately $26,780 was unpaid as of June 30, 2006.

After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our IPO was approximately $54,955,000, of which $53,429,000 was deposited into the trust account and the remaining proceeds from the IPO of approximately $1,526,000 are available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $466,190 in interest through June 30, 2006.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: August 14, 2006	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.