Form 10-Q
period 2006-09-30
Good Harbor Partners Acquisition Corp
filed 2006-11-14
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period

September 30, 2006

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

There were 1,150,100 shares of Common Stock, par value $.0001, and 10,580,000 shares of Class B Common Stock, par value $.0001 outstanding as of November 9, 2006.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

INDEX

Condensed Financial Statements:

Condensed Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)	3

Condensed Statements of Operations, for the three months ended September 30, 2006, for the period from inception (August 10, 2005) to September 30, 2005, for the nine months ended September 30, 2006 and for the period from inception (August 10, 2005) to September 30, 2006 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2005 and the nine months ended September 30, 2006 (unaudited)	5

Condensed Statements of Cash Flows, for the nine months ended September 30, 2006, for the period from inception (August 10, 2005) to September 30, 2005 and for the period from inception (August 10, 2005) to September 30, 2006 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7-11

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	As of September 30, 2006 (Unaudited)	As of December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,401,451	$71,063
Investments held in Trust Fund including accrued interest	54,318,109	—
Prepaid expenses and other	111,041	—
Deferred Registration Costs (Note 2)	—	317,590

Total assets	$55,830,601	$388,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued registration costs	$—	$147,063
Accrued expenses	66,534	4,051

Total current liabilities	66,534	151,114

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value) (Note 1)	10,858,190	—

Commitments (Note 4)

Stockholders’ Equity (Note 2, 5 and 6):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 and 100 shares issued and outstanding	115	—
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 and 0 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	—
Additional paid-in-capital	44,320,392	248,000
Earnings (deficit) accumulated in the development stage	584,312	(10,461)

Total stockholders’ equity	44,905,877	237,539

Total liabilities and stockholders’ equity	$55,830,601	$388,653

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Operations

(unaudited)

	For the three months ended September 30, 2006	Period from inception (August 10, 2005) to September 30, 2005	For the nine months ended September 30, 2006	Period from inception (August 10, 2005) to September 30, 2006
Revenue	$—		$—	$—
Operating expenses:
Professional Fees	15,593	7,065	94,270	104,537
Delaware franchise Tax	17,329	—	38,080	38,080
Other general and administrative expenses	59,552	—	173,506	173,700

Loss from operations	(92,474)	(7,065)	(305,856)	(316,317)

Interest income	433,203	—	900,629	900,629

Income before provision for income taxes	340,729	(7,065)	594,773	584,312
Provision for income taxes	—	—	—	—

Net income (loss)	$340,729	$(7,065)	$594,773	$584,312

Accretion relating to Class B common stock subject to possible conversion	(84,542)	—	(177,733)	(177,733)

Net income attributable to other Class B stockholders and common stockholders	$256,187	$(7,065)	$417,040	406,579

Weighted average Class B common shares outstanding subject to possible conversion	2,114,942	—	1,536,609

Net income per Class B common share subject to possible conversion, basic and diluted	$0.04	—	$0.12

Weighted average number of shares outstanding, basic and diluted	9,615,158	100	6,985,909

Net income (loss) per share, basic and diluted	$0.03	$(70.65)	$0.09

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity for the period

from inception (August 10, 2005) to December 31, 2005

and for the nine months ended September 30, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion (Unaudited)	—	—	—	—	(177,733)	—	(177,733)
Net income (Unaudited)	—	—	—	—	—	594,773	594,773

Balance, September 30, 2006 (Unaudited)	1,150,100	$115	10,580,000	$1,058	$44,320,392	$584,312	$44,905,877

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Cash Flows

(unaudited)

	For the nine months ended September 30, 2006	Period from inception (August 10, 2005) to September 30, 2005	Period from inception (August 10, 2005) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$594,773	$(7,065)	$584,312
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(750,934)	—	(750,934)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(111,041)	—	(111,041)
Interest receivable on investment held in Trust Fund	(138,175)	—	(138,175)
Increase in accrued expenses	62,483	7,001	66,534

Net cash used in operating activities	(342,894)	(64)	(349,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(376,406,226)	—	(376,406,226)
Maturity of Securities held in trust	322,977,226	—	322,977,226

Net cash used in investing activities	(53,429,000)	—	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	500	500
Proceeds from issuance of warrants	—	247,500	247,500
Proceeds from sale of underwriters’ purchase option	100	—	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457	—	10,680,457
Net proceeds from sale of units though public offering allocable to stockholders’ equity	44,421,725	—	44,251,198

Net cash provided by financing activities	55,102,282	248,000	55,179,755

Net increase in cash and cash equivalents	1,330,388	247,936	1,401,451

Cash and cash equivalents
Beginning of period	71,063	—	—

End of period	$1,401,451	$247,936	$1,401,451

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$—	$60,000	$—

Accretion relating to Class B common stock subject to possible conversion	$177,733	$—	$177,733

Fair value of underwriter purchase option included in offering costs	$810,000	$—	$810,000

See Notes to Unaudited Condensed Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company’s formation and capital raising activities. Activities since the Company’s initial public offering relate to the identification and investigation of a Target Business. The Company has selected December 31 as its fiscal year end.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.13 per share based on the value of the Trust Fund as of September 30, 2006. As a result of the Conversion Right, $10,858,190 (including accretion of $177,733 through September 30, 2006) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of September 30, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2 - OFFERING

In its offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses including $317,590 that had been incurred as of December 31, 2005. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (a “Class W Warrant”).

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

At the closing of this offering, the Company sold to HCFP for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 6).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to March 15, 2006 included in the Company’s Form 8-K filed on March 15, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST - The Company’s restricted investment held in the Trust Fund at September 30, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended September 30, 2006.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 10, 2005) through September 30, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2005 and September 30, 2006.

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

NOTE 4 - COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 and $50,806 is included in general and administrative expenses on the accompanying condensed statements of operations for the three and nine months ended September 30, 2006, respectively, and $0 for the period from Inception (August 10, 2005) to September 30, 2005.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of September 30, 2006, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of September 30, 2006, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering is likely to occur.

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

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of September 30, 2006 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of September 30, 2006 there were 8,225,000 Class Z Warrants outstanding.

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

The Class W and Class Z Warrants issued in the Offering will not be exercisable unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available. Accordingly if the warrants are not able to be exercised such warrants may expire worthless. The Company has no obligation to net cash settle the exercise of the warrants.

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

The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.

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

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses during the period ended September 30, 2006, other than in connection with our IPO and, thereafter, certain other expenses related to pursuing acquisitions of targets. Our entire activity from inception through the consummation of our IPO on March 15, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on March 15, 2006, our activity has been limited to identifying and investigating targets for a business combination.

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

Results of Operations

Net income for the three months ended September 30, 2006 was $340,729 which consisted of $433,203 in interest income offset by $92,474 in general and administrative expenses consisting of $15,593 for professional fees, $26,885 for insurance, $17,329 for Delaware franchise tax, $3,182 for travel, $6,985 for other expenses and $22,500 for office space and other general and administrative services.

Net income for the nine months ended September 30, 2006 was $594,773 which consisted of $900,629 in interest income offset by $305,856 in general and administrative expenses consisting of $94,270 for professional fees, $53,010 for insurance, $38,080 for Delaware franchise tax, $26,369 for printing, $23,823 for travel, $19,498 for other expenses and $50,806 for office space and other general and administrative services.

Net loss for the period from August 10, 2005 (inception) to September 30, 2005 was $7,065, which consisted of $7,065 in general and administrative expenses consisting of $7,065 for professional fees.

Net income for the period from August 10, 2005 (inception) to September 30, 2006 was $584,312, which consisted of $900,629 in interest income offset by $316,317 in general and administrative expenses consisting of $104,537 for professional fees, $53,010 for insurance, $38,080 for Delaware franchise tax, $26,369 for printing, $23,823 for travel, $19,692 for other expenses and $50,806 for office space and other general and administrative services.

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds ($1,503,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At September 30, 2006, we had cash outside of the trust account of $1,401,451, investments held in the trust account of $54,318,109, prepaid expenses and other assets of $111,042 and total current liabilities of $66,534.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 8, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,401,451 as of September 30, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $22,500 and $50,806 is included in general and administrative expenses on the accompanying condensed statements of operations for the three and nine months ended September 30, 2006, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of September 30, 2006, $1,208,160 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $193,291 are being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

As a result of the evaluation completed by management, and in which Messrs. Sheridan and Colatosti participated, we have concluded that there were no changes during the fiscal quarter ended September 30, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based upon publicly available information as of November 10, 2006, we have identified 72 blank check companies which have gone public since August 2003, of which ten have completed a business combination. The remaining 62 blank check companies have more than $4.4 billion in trust and are seeking to complete business combinations. Of these companies, only 31 companies have announced that they have entered into definitive agreements for business combinations but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

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

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on our management’s industry knowledge and experience both in the security industry and in connection with transactions involving the acquisition of operating companies, that there are numerous potential target businesses that we could acquire in the security industry with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only ten of the 72 blank check companies that have gone public since August 2003 have completed a business combination and 31 additional of such companies have entered into a definitive agreement for a business combination may indicate that there are only a limited number of attractive target businesses available to entities like our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

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

After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our IPO was approximately $54,932,000, of which $53,429,000 was deposited into the trust account and the remaining proceeds from the IPO of approximately $1,503,000 are available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $900,629 in interest through September 30, 2006.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: November 14, 2006	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.