Form 10-K
period 2006-12-31
Good Harbor Partners Acquisition Corp
filed 2007-04-02
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15341

Good Harbor Partners Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 North Fairfax Drive, Arlington, VA	22203
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  [(703) 812 – 9199]

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Stock Market LLC
Class B Common Stock, $.0001 par value	The NASDAQ Stock Market LLC
Series A Units	The NASDAQ Stock Market LLC
Series B Units	The NASDAQ Stock Market LLC
Class W Warrants	The NASDAQ Stock Market LLC
Class Z Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $53,113,900.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,150,100 shares of Common Stock and 10,580,000 shares of Class B Common Stock were outstanding on March 26, 2007.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our dependence on key personnel, some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128351), as filed with the SEC on February 1, 2006, and the “Risk Factors” section of this Annual Report on Form 10-K. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “we,” “us” and “our” refer to Good Harbor Partners Acquisition Corp.

2

PART I

Item 1.	Business.

Introduction

We are a Delaware blank check company incorporated in August, 2005 to serve as an acquisition vehicle for operating businesses in the security industry. Our initial public offering was completed in March, 2006. Our current business consists solely of identifying, researching and negotiating the purchase of a business meeting the requirements and standards of our business plan. To date, a large number of potential acquisition targets have been preliminarily identified and a smaller number have reached the research and contact with management stage. Preliminary negotiation of possible purchase terms have been initiated with several potential targets but none have proceeded to the level of agreed upon material terms or signed agreements to proceed with a transaction.

The Security Industry

We believe corporations and governments around the world are increasingly faced with a range of threats for which they are seeking security solutions. We have decided to focus primarily on companies that provide solutions for the commercial markets, not governments. These threats include physical theft, identity theft, intellectual property compromise, vandalism, counterfeiting, fraud, industrial espionage, and ultimately terrorism. Those creating the threats range from individuals within an organization, to freelance criminals, organized criminal enterprises, competing businesses, terrorist groups, and nation states. Many of these threats exist in both the physical dimension and in cyberspace. The business opportunity in this large and evolving market is not limited to just the United States — the security threat and market opportunity is global.

Security threats to corporations can reduce productivity and profitability, impair brand reputation and value and damage market share. In today’s global economy, threats can come from throughout the world, increasing the number and sophistication of the security challenges. Security targets seek new technologies and solutions to manage effectively security risks, including deterring, preventing, mitigating, and recovering from threats and attacks. A range of solutions are available from companies, including both traditional security products and services and new technologies designed specifically to address the emerging threats. In this regard, we believe the growing convergence between physical and cybersecurity is a particularly important development. Bringing these two elements together allows for more complete and integrated security and risk management and mitigation.

It is our intention to become a premier provider of security solutions in both physical and cyberspace and a strategic partner for companies at risk to address domestic and international security concerns. We have grouped security solution providers into nine categories, which demonstrate the breadth of the security sector. To date we have focused our search for acquisition candidates on a subset of this group. See, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” but we will consider acquiring a business in any of these sectors.

Cyber/Internet Security

Information systems and networks comprising cyberspace and the Internet provide the backbone for many activities essential to conducting business. We believe reliance on these interconnected and interdependent systems and networks is no longer an option, but an economic imperative. Cyber attacks by individuals and groups both inside and outside corporate and government organizations are increasing in sophistication, speed, and severity. We plan to focus on companies that provide technology and management solutions that help prevent, protect, mitigate, respond to and recover from cyber attacks against individual enterprises, industry sectors and the Internet itself.

Detection Technologies

We believe integrated networks of highly effective sensors are critical to prevention and protection strategies for terrorist threats. The major categories of concern are chemical, biological, radiological, nuclear and explosives. The markets for detection devices include government agencies, municipalities, building management, event protection, military, and commercial goods in transit. The worldwide market for detection equipment was estimated at $2 to $4 billion in 2004 by the Lehman Brothers Annual Security Industry Report 2004.

Asset Tracking

We believe the cargo transportation system is highly vulnerable to intrusion because of the successive transfer of custody to different entities from origin to destination. This creates surprisingly easy access to cargo conveyances for terrorism, smuggling, theft and trade fraud. In order to secure or validate that shipments have not been breached, smart devices must be deployed that capture multiple sensor inputs. These sensors will indicate intrusion and the potential presence of radioactive materials, explosives or carbon dioxide from stowaways. The information gathered must be securely transmitted, such as through the use of radio frequency identification, wireless mesh networks, and global positioning satellites. We believe there are market opportunities not only with governments but with commercial enterprises seeking expedited clearance, reduced losses and greater transparency of shipping efficiency and effectiveness. The same technologies have deployment potential for asset tracking to avoid theft, improve productivity and enhance supply chain management.

Identity and Access Management

Identity theft is widespread globally and is spurring interest in identity management technologies and systems. Governments are instituting new regulatory requirements for identity protection. The evolving ID verification sector is incorporating a variety of technologies to combat increasing threats of identity theft, product piracy and counterfeiting.

Secure Communications

We believe secure and interoperable communications have become a more critical area for security specialists, particularly after the highly publicized breakdown of communications among first responders at the World Trade Center terrorist attack in New York. Companies have moved into this sector to improve interdepartmental communications, particularly through wireless transmissions. The annual market for two-way radio networking and interoperability solutions for first responders, critical infrastructure and industrial use was over $4.5 billion in 2004 and is expected to grow significantly over the next few years according to the Federal Communications Commission and SmarkLink Research. These areas have been identified as high priorities by the US Department of Homeland Security. The interceptor (or wiretapping) sector provides a related opportunity which has expanded since the passage of such legislation as the Communications Assistance for Law Enforcement Act.

Smart Surveillance

The smart surveillance sector is one of the fastest growing sectors of the security industry with double digit growth per annum projections in the United States between 2000 and 2004, according to the Lehman Brothers Annual Security Industry Report 2004. This growth is being driven by the introduction of digital technology to replace older analog systems and the proven value of video surveillance in some recent high profile investigations including the terrorist bombings in London. Through the digital systems, video images can be more easily stored, retrieved and searched. In addition, new software is being employed to create an open IT infrastructure to better distribute and manage video content. The global market size for video equipment and installation has been estimated by the Lehman Brothers Annual Security Industry Report 2004 at $5 to $6 billion in 2004, with the United States accounting for approximately $2 to $3 billion.

Bio/food Safety

Threats to the food supply have great security and safety implications. Of particular concern is the potential use of bacteria, viruses and toxins to contaminate the food supply. We believe advances in monitoring and tracking technologies used to ensure the safety of the cold chain for perishables provide a springboard for broader food supply protection. Likewise, we believe there is a requirement for vastly improved monitoring for the agricultural sector to prevent and identify early deliberate introductions of biological threats such as Foot and Mouth Disease and Bovine Spongiform Encepthalopathy for livestock or soybean rust resulting in crop destruction. While not directly threatening to humans, these threats could result in substantial economic loss.

Security Management and Consultation

We believe there is a growing requirement in the public and private sectors for professional services that support development of continuity of business operations plans, consequence management, threat management, crisis management and risk and loss mitigation. Such services go beyond the acquisition of technologies and require development of policies and procedures to ensure a reduction of risk and fulfillment of regulatory obligations.

Physical Protection

The physical protection sector, principally the protection of physical facilities, encompasses a broad range of security products and services, including guards, alarms and security systems integrators. We believe this is reflected in the move by many enterprises toward installing comprehensive and integrated solutions that incorporate the latest security technologies for personnel safety and supply chain and partner vetting. The core of these systems is access control software that integrates alarms, video, biometrics, fire detection and suppression and other security (and non security) components. According to Securitas and the Lehman Brothers Annual Security Industry Report 2004, there are more than 13,000 guarding companies in the U.S., and total global sales in this sector were estimated to have been $35 billion in 2004.

We cannot assure you that we will be able to locate a target business meeting the criteria described above or that we will be able to engage in a business combination with a target business on favorable terms.

Effecting a business combination

General

We are not presently engaged in any substantive commercial business. Rather, we are devoting our time, attention and resources to identifying an appropriate acquisition candidate and to negotiating and completing the purchase of that candidate once identified. We intend to utilize cash, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its securityholders, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth and in need of a significant cash infusion.

We Have Not Identified a Target Business

To date, we have identified a number of potential acquisition candidates meeting broad preliminary selection criteria, but we have not made a firm offer to or completed a business combination with any target. We cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable or acceptable terms.

Subject to the limitation that a target entity have an operating business in the security industry and have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Based on our management’s experience both in the security industry and with transactions involving the acquisition of operating businesses, we believe that there are numerous acquisition candidates in the security industry and we have identified and investigated a number of them to date. We have generated, and continue to generate, a list of prospective target companies. Once a company passes an initial screening, we examine it through analysis of available information and general due diligence. We then pursue in more detail and at greater expense in time, money and effort the most promising businesses we identify. In addition to our original founders’, directors’, and officers’ extensive experience and personal networks in the security industry, potential target businesses are brought to our attention by various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since we are known in the industry to be looking for acquisition candidates. We sometimes agree to pay unaffiliated parties a fee if a purchase transaction is consummated with the target company brought to our attention by such a party. Our management continues to broaden its network of contacts by attending related seminars, trade shows and conferences. During the past year, we retained an investment bank (one of the underwriters of our initial public offering) for a three month period in order to increase the number of potential acquisition candidates referred to us. This retainer did not result in an acquisition. We may engage other firms in the finance or transaction businesses in the future, in which event we may pay a finder’s fee or other compensation to them in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. A finder’s fee or other compensation payable by us might be conditioned, in whole or in part, on the consummation of the related acquisition and would likely be a percentage of the fair market value of the transaction, with the percentage to be determined on an arm’s length basis based on market conditions at the time we enter into an agreement with a finder or broker. In no event, however, will any of our initial securityholders, including our officers and directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, or otherwise in connection with, the consummation of a business combination from us or any other entity or person.

Selection of a Target Business and Structuring of a Business Combination

As described above, a target business to be acquired must have a fair market value in excess of 80% of our net assets. In addition, there is no limitation on our ability to raise additional funds through the sale of our securities or through loan transactions that would, if we were successful in raising such funds, enable us to acquire a target company with a fair market value significantly in excess of 80% of our net assets.

In evaluating a prospective target business in the security industry, our management will consider, among other factors, the following:

•	technology position, strength of intellectual property portfolio, and sustainability of new product development;

•	financial condition and results of operations (although we have no specific measurements of financial condition or results of operations in mind);

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	whether, and the extent to which, the target will likely be required to raise debt and/or equity financing in the future;

•	competitive position;

•	barriers to entry into other industries;

•	the diversity of, and historical revenues generated by, the products, processes or services;

•	the extent to which some or all of the products are still in the research and development stage;

•	degree of current or potential market acceptance of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive, although we are not currently aware of any other criteria that may be material to our evaluation. Evaluations of the merits of a particular business combination are based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. As our search for an appropriate acquisition candidate evolves, so may our emphasis on different factors at different times (whether from among those listed above or additional ones). See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further discussion of factors guiding management’s search at this time. Although any business combination we complete will be with an entity that has an operating business in the security industry, such entity may also manufacture or otherwise produce or sell products and services with other applications.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted by our management or, in the future, may be conducted in whole or in part by unaffiliated third parties we may engage, although to date we have not engaged any such third parties. This due diligence review is conducted by management and may be supplemented by outside experts as necessary to ensure a thorough investigation of the candidate. All prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund. If any prospective target business refuses to execute such an agreement (which has not happened to date), it is unlikely we would continue negotiations with that target business.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination (but not below the amounts held in trust).

We have engaged HCFP/Brenner Securities and Legend Merchant Group, the representatives of the underwriters of our initial public offering, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms (but not for purposes of locating potential target candidates for our business combination). We will pay the representatives a cash fee at the closing of our business combination of $1,500,000.

Fair Market Value of a Target Business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. If we were to seek additional funds in order to be able to acquire a larger business, any such arrangement would only be consummated simultaneously with our consummation of a business combination with that larger target. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value (for example, if the transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis), we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although the proxy statement that we deliver to stockholders in connection with the proposed transaction and the Current Report on Form 8-K that we expect to file with the SEC announcing the entering into of the acquisition agreement will provide that copies will be provided to stockholders and potential investors who request it.

Opportunity for Class B Stockholder Approval of Business Combination

Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with seeking Class B stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be mailed to the holders of our common stock although their votes will not be solicited.

We will not proceed with a business combination if the holders of a majority of the shares of Class B common stock present and voting fail to vote in favor of the business combination at the meeting to approve such combination or if stockholders owning 20% or more of the outstanding shares of Class B common stock both exercise their conversion rights and vote against the business combination. Our initial securityholders, including our officers and directors, have agreed to vote any shares of Class B common stock held by them, whether acquired by them upon purchase of Series B units in this offering or in the open market, in favor of a proposed business combination approved by our board of directors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 91 blank check companies with more than $7.6 billion in trust that are seeking to carry out a business plan similar to our business plan and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•

our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction and/or make it less likely that a potential target business will want to enter into an acquisition agreement with us;

•

our obligation to convert into cash shares of Class B common stock held by our Class B stockholders if such holders both elect to exercise their conversion rights and vote against the business combination may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, including the underwriter’s purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

The security industry is highly competitive. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, many of our target business’ competitors in the security area are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Employees

We have two executive officers, all both of whom are also members of our board of directors. These individuals have other business interests and are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of our business combination process. When our managers locates a suitable target business to examine as a potential acquisition, they spend more time investigating that target business and negotiating a potential business combination (and consequently more time on our affairs) than they do when no specific target business has been identified. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Additionally, our management will provide our stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to Class B stockholders to assist them in assessing the target business. Our management believes that the requirement of having available audited financial statements for the target business will not materially limit the pool of potential target businesses available for acquisition.

Item 1a.	Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128351), as filed with the SEC on February 1, 2006.

We are a development stage company with no operating history and very limited resources and our financial statements contain a statement indicating that our ability to continue as a going concern is dependent on our ability to complete a business transaction.

We are a development stage company with no operating results to date. Since we do not have an operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no present revenue and will not generate any revenue (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination. Our cash and working capital are limited by the terms of our initial public offering and, as of December 31, 2006 were only $1,371,951. We cannot assure you as to when or if a business combination will occur. Purchasers of Series A units are likely to lose all or substantially all of their investment if we do not complete a business combination. The report of our independent registered public accounting firm on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on the consummation of a business transaction resulting in our purchase of an operating business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to complete a business combination, holders of our Series A units will be unable to convert their securities and participate in the distribution of the trust fund.

The monies in the trust fund will be reserved for holders of our Class B common stock. Consequently, if we are unable to complete a business combination within approximately 6 months of the filing of this Annual Report on Form 10-K, or within approximately 12 months after the filing of this Annual Report on Form 10-K if the applicable extension criteria have been satisfied, the holders of our common stock will not be entitled to participate in the distribution of the trust fund. Furthermore, there will be no distribution from the trust fund with respect to our outstanding Class W warrants and Class Z warrants.

Purchasers of Series A units are likely to lose all or substantially all of their investment if we do not complete a business combination.

If we are unable to complete a business combination, the trust fund will be distributed to the Class B stockholders, we will be dissolved, and our remaining net assets will be distributed to the holders of our common stock. It is likely, however, that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and, accordingly, the holders of our common stock are likely to lose all or substantially all of their investment. Prior to a business combination, such expenses are being funded from the proceeds from the sale of our Series A units in our initial public offering, which were not placed in trust. This means that if such non-trust related funds prove inadequate to fund our expenses pending our completion of a business combination, either because our estimates or assumptions prove to be inaccurate or due to unforeseen circumstances, it is likely that we would be unable to consummate a business combination. For example, if we were to determine it to be in our best interests to use a portion of our non-trust related funds to make a down payment or fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular prospective business combination and we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we would, if such payment was large enough and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, likely not have sufficient remaining funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. In such case, without additional financing, we would most likely not be able to consummate a business combination and, in such event, the holders of our Series A units, common stock and Class W and Class Z warrants would likely lose their entire investment.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be difficult for us to complete a business combination.

Based upon publicly available information as of March 13, 2007, we have identified 91 blank check companies which have gone public since August 2003, of which 24 have completed a business combination. The remaining 67 blank check companies have more than $4.1 billion in trust and are seeking to complete business combinations. Of these companies, only 20 companies have announced that they have entered into definitive agreements for business combinations but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Report and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

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

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on our management’s industry knowledge and experience both in the security industry and in connection with transactions involving the acquisition of operating companies, that there are numerous potential target businesses that we could acquire in the security industry with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only 24 of the 91 blank check companies that have gone public since August 2003 have completed a business combination and 20 additional such companies have entered into a definitive agreement for a business combination may indicate that there are only a limited number of attractive target businesses available to entities like our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

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

In connection with our initial public offering, as part of the Series A units and Series B units, we issued warrants to purchase 16,300,000 shares of common stock. Our initial securityholders, including our officers and directors and/or certain of their affiliates, have also purchased warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We have also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the underwriters which, if exercised, will result in the issuance of 50,000 additional shares of common stock, 460,000 additional shares of Class B common stock and warrants to purchase an additional 710,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, our existing stockholders may experience dilution of their holdings.

Item 2.	Properties.

We do not own any material property. We lease our executive offices at 4100 North Fairfax Drive, Arlington, VA 22203. The cost for this space is included in the $7,500 per-month fee Good Harbor Consulting, LLC charges us for general and administrative services pursuant to a letter agreement between us and Good Harbor Consulting, LLC. We believe, based on rents and fees for similar services in the Arlington metropolitan area, that the fee charged by Good Harbor Consulting, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a vote of Security Holders.

No matters were submitted to a vote of our securityholders after our public offering in March, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our Common Stock, Class B Common Stock, Class W and Z Warrants and Series A and B units trade on the NASDAQ OTC Bulletin Board. Quarterly low and high bid prices for the two classes of stock as well as for the two classes of units which incorporate the common stock and began trading before the common stock began trading separately, were as follows for the quarterly periods indicated:

Quarter Ending
Class of Security	3/31/06*	6/30/06	9/30/06	12/31/06
Series A Units**	$8.60 - $10.80	$8.50 - $ 9.85	$7.15 - 8.50	$5.45 - $7.30
Series B Units**	10.10 - 11.00	10.13 - 10.80	10.08 - 10.25	9.70 - 10.25
Common Stock	—	2.00 - 2.55	1.75 - 2.10	2.25 - 2.75
Class B Common Stock	—	4.75 - 5.15	4.78 - 4.87	4.75 - 5.15

*	Trading in the Series A and Series B Units commenced on March 10, 2006. Trading in the other classes of securities commenced June 6, 2006.
**	Series A Units include two shares of Common Stock and ten Class Z Warrants. Series B Units include two shares of Class B Common Stock and two Class W Warrants.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On March 28, 2007, the closing bid price for each class of common stock was as stated below:

Common Stock:	$1.60
Class B Common Stock:	5.06

As of March 30, 2007, the number of holders of record for each class of our common stock and units and the number of units and shares of each class outstanding was as follows:

Security	# Shares Outstanding	# of Holders of Record
Common Stock	1,150,100	2
Class B Common Stock	10,580,000	1

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Our Transfer Agent and Warrant Agent

The transfer agent for our securities and warrant agent for our warrants is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 10038.

Item 6.	Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm.

	Year Ended 12/31/2006	Period from inception (August 10, 2005) to 12/31/2005
Statement of Operations Data:
Revenue	$—	$—
Operating loss	(437,888)	(10,461)
Interest income	1,343,389	—
Net income (loss)	905,501	(10,461)
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(264,156)	—
Net income (loss) attributed to other Class B stockholders and common stockholders	641,345	(10,461)

Earnings per share data:
Weighted average Class B common shares outstanding subject to possible conversion	2,110,202	—
Net income per Class B common share, basic and diluted: subject to possible conversion	$0.13	—
Weighted average basic and diluted shares outstanding	7,648,624	100
Net income (loss) per share, basic and diluted:	$0.08	$(104.61)

Other Financials Data:
Net cash used in operating activities	$(372,394)	$(6,410)
Cash contributed to trust fund	(53,429,000)	—
Net proceeds from public offering allocable to stockholders’ equity	44,421,725	—
Portion of net proceeds from public offering allocable to Common Stock subject to possible conversion	10,680,457	—

	December 31, 2006	December 31, 2006
Selected Balance Sheet Data:
Cash and cash equivalents	$1,371,951	$71,063
Investment held in Trust Fund	54,750,440	—
Total assets	56,214,225	388,653
Common stock subject to possible conversion	10,944,613	—
Total stockholders’ equity	45,130,182	237,539

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Company’s audited financial statements and footnotes thereto contained elsewhere in this Report.

General

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006 , raising $53,429,000 in net proceeds placed in trust for the purpose of funding a business combination. We have neither engaged in any operations, generated any revenues, nor incurred any debt or expenses during the period ended December 31, 2006, other than in connection with consummating our IPO and, thereafter, expenses related to identifying and pursuing acquisitions of targets. We have incurred expenses only in connection with the preparation and filing of legally required documents such as our 10-Q’s and this 10-K; retaining the investment bank referred to below to research and identify possible acquisition candidates; and travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice and we try to minimize such costs to the extent possible.

Our entire activity from inception through the consummation of our IPO was to prepare for and complete our IPO. Since the consummation of our IPO, our activity has been limited to identifying and investigating potential targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination.

Since the successful completion of our IPO, our management team has aggressively pursued potential acquisitions in the security marketplace with a primary focus on enterprise security. The areas of primary focus have been information technology security, video surveillance software, access control and identity management, and asset tracking. We believe the best long term value for our shareholders will come from the commercial (as opposed to government) markets where there are economic incentives to implement security solutions for convenience and the protection of assets, information, personnel, and property.

In addition to traditional due diligence and financial and market analysis, we seek potential acquisition candidates that meet three additional criteria: the robustness of the target technology for application to expanded markets as well as its ability to withstand competitive imitation; the ability of the target to serve as a platform for other related acquisitions that will accelerate revenue growth; and the depth of the target’s management team and the commitment of important personnel to staying with the target after acquisition to assist in building a substantially larger enterprise.

The relationships and industry knowledge of the Company’s principals have provided a steady flow of acquisition candidates. The Company has also retained an investment bank for three months to research and identify potential acquisition candidates and has agreed with other “finders” to pay a fee if we successfully complete a transaction with a target company identified by them. We have made a number of preliminary offers for targets, but have not reached a definitive agreement to date. Any acquisition must meet both the criteria set forth above and be at a price that we believe will enable our shareholders to obtain a fair return on their investment.

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

Results of Operations

Net income for the year ended December 31, 2006 of $905,501 consisted of interest income on the Trust Fund investment of $1,321,440, and interest on cash and cash equivalents of $21,949, offset by $437,888 in general and administrative expenses consisting of $132,381 for professional fees, $79,230 for insurance, $50,426 for Delaware franchise tax, $52,147 for travel, $50,398 for other expenses and $73,306 for office space and other general and administrative services.

Net loss for the period from August 10, 2005 (inception) to December 31, 2005 was $10,461, which consisted of $194 in general and administrative expenses and $10,267 in professional fees.

Net income for the period from August 10, 2005 (inception) to December 31, 2006 of $895,040 consisted of interest income on the Trust Fund investment of $ $1,321,440, and interest on cash and cash equivalents of $21,949, offset by $448,349 in general and administrative expenses consisting of $142,648 for professional fees, $79,230 for insurance, $50,426 for Delaware franchise tax, $27,206 for printing, $52,147 for travel, $23,386 for other expenses and $73,306 for office space and other general and administrative services.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The funds placed in trust after completion of the IPO have been invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. At December 31, 2006, we had cash outside of the trust account of $1,371,951, investments held in the trust account of $54,750,440, prepaid expenses and other assets of $91,834 and total current liabilities of $139,430. To the extent that our cash balances are not completely depleted as partial or total consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 15, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,371,951 as of December 31, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Critical Accounting Policies

We believe the following accounting polices involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Investments, Net Income (loss) Per Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in Note 3 to our annual financial statements included elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Administrative services agreement(1)	$106,694	$90,000	$16,694	—	—
Fee Due to Investment Banker on completion of business combination	$1,500,000	$1,500,000	—	—	—

Total	$1,606,694	$1,590,000	$16,694	$—	$—

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $73,306 is included in general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2006, and for the period from inception (August 10, 2005) to December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust are invested solely in Commonwealth of Virginia tax-exempt bonds. As of December 31, 2006, $1,218,383 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $153,568 are being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 8.	Financial Statements and Supplementary Data.

Good Harbor P artners Acquisition Corp.

(a corporation in the development stage)

INDEX

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2006 and December 31, 2005	F-3

Statements of Operations, for the year ended December 31, 2006, for the period from inception (August 10, 2005) to December 31, 2005, and for the period from inception (August 10, 2005) to December 31, 2006

F-4

Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2005 and the year ended December 31, 2006	F-5

Statements of Cash Flows, for the year ended December 31, 2006, for the period from inception (August 10, 2005) to December 31, 2005 and for the period from inception (August 10, 2005) to December 31, 2006

F-6

Notes to Financial Statements	F-7 – F-11

Report of Indepe ndent Registered Public Accounting Firm

Board of Directors and Stockholders

Good Harbor Partners Acquisition Corp.

Arlington, VA

We have audited the accompanying balance sheet of Good Harbor Partners Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the twelve month period ending December 31, 2006, the period from inception (August 10, 2005) to December 31, 2005 and for the period from inception (August 10, 2005) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for a mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of its initial public offering (“Offering”) (such date would be September 15, 2007) or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (such date would be March 15, 2008.)

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Harbor Partners Acquisition Corp. as of December 31, 2006 and 2005, and its results of operations and its cash flows for the twelve month period ending December 31, 2006, the period from inception (August 10, 2005) to December 31, 2005 and for the period from inception (August 10, 2005) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by September 15, 2007. The possibility of such business combination not being consummated raises substantial doubt as to its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

New York, New York

March 28, 2007

Good Har bor Partners Acquisition Corp.

(a corporation in the development stage)

Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	1,371,951	$71,063
Investments held in Trust Fund including interest receivable of $147,202 (Note 1)	54,750,440	—
Prepaid expenses and other	91,834	—
Deferred registration costs	—	317,590

Total assets	$56,214,225	$388,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued registration costs	$—	$147,063
Accrued expenses	139,430	4,051

Total current liabilities	139,430	151,114

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value) (Note 1)	10,944,613	—

Commitments (Note 5)
Stockholders’ Equity (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 and 100 shares issued and outstanding	115	—
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 and 0 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	—
Additional paid-in-capital	44,233,969	248,000
Earnings (deficit) accumulated in the development stage	895,040	(10,461)

Total stockholders’ equity	45,130,182	237,539

Total liabilities and stockholders’ equity	$56,214,225	$388,653

See Notes to Financial Statements

Good Har bor Partners Acquisition Corp.

(a corporation in the development stage)

Statements of Operations

	For the year ended December 31, 2006	Period from inception (August 10, 2005) to December 31, 2005	Period from inception (August 10, 2005) to December 31, 2006
Revenue	$—	$—	$—

Operating expenses:
Professional Fees	132,381	10,267	142,648
Delaware franchise Tax	50,426	—	50,426
Other general and administrative expenses (Note 5)	255,081	194	255,275

Loss from operations	(437,888)	(10,461)	(448,349)

Interest income	1,343,389	—	1,343,389

Income before provision for income taxes	905,501	(10,461)	895,040
Provision for income taxes	—	—	—

Net income (loss)	$905,501	$(10,461)	$895,040

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(264,156)	—	(264,156)

Net income (loss) attributable to other Class B stockholders and common stockholders	$641,345	$(10,461)	630,884

Weighted average Class B common shares outstanding subject to possible conversion	2,110,202	—

Net income per Class B common share subject to possible conversion, basic and diluted	$0.13	—

Weighted average number of shares outstanding, basic and diluted	7,648,624	100

Net income (loss) per share, basic and diluted	$0.08	$(104.61)

See Notes to Financial Statements

Good Har bor Partners Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity for the period

from inception (August 10, 2005) to December 31, 2005

and for the year ended December 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198

Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100

Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(264,156)	—	(264,156)

Net income	—	—	—	—	—	905,501	905,501

Balance, December 31, 2006	1,150,100	$115	10,580,000	$1,058	$44,233,969	$895,040	$45,130,182

See Notes to Financial Statements

Good Har bor Partners Acquisition Corp.

(a corporation in the development stage)

Statements of Cash Flows

	For the year ended December 31, 2006	Period from inception (August 10, 2005) to December 31, 2005	Period from inception (August 10, 2005) to December, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$905,501	$(10,461)	$895,040
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(1,174,238)	—	(1,174,238)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(91,834)	—	(91,834)
Interest receivable on investment held in Trust Fund	(147,202)	—	(147,202)
Increase in accrued expenses	135,379	4,051	139,430

Net cash used in operating activities	(372,394)	(6,410)	(378,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(539,787,797)	—	(539,787,797)
Maturity of Securities held in trust	486,358,797	—	486,358,797

Net cash used in investing activities	(53,429,000)	—	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	500	500
Proceeds from issuance of warrants	—	247,500	247,500
Payment for offering costs	—	(170,527)	(170,527)
Proceeds from sale of underwriters’ purchase option	100	—	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457	—	10,680,457
Net proceeds from sale of units though public offering allocable to stockholders’ equity	44,421,725	—	44,421,725

Net cash provided by financing activities	55,102,282	77,473	55,179,755

Net increase in cash and cash equivalents	1,300,888	71,063	1,371,951

Cash and cash equivalents
Beginning of period	71,063	—	—

End of period	$1,371,951	$71,063	$1,371,951

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$—	$147,063	$—

Accretion relating to Class B common stock subject to possible conversion	$264,156	$—	$264,156

Fair value of underwriter purchase option included in offering costs	$810,000	$—	$810,000

See Notes to Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPE RATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company’s formation and capital raising activities. Activities since the Company’s initial public offering relate to the identification and investigation of a Target Businesses. The Company’s fiscal year end is December 31st.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of any initial public offering would be held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months (i.e. September 15, 2007), or consummated in 24 months (i.e. March 15, 2008), subsequent to the initial public offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.17 per share based on the value of the Trust Fund as of December 31, 2006. As a result of the Conversion Right, $10,944,613 (including accretion of $264,156 through December 31, 2006) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of December 31, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2—OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses including $317,590 that had been incurred as of December 31, 2005. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (a “Class W Warrant”).

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

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 7).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS—Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INVESTMENTS HELD IN TRUST—The Company’s restricted investment held in the Trust Fund at December 31, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended December 31, 2006.

NET INCOME PER SHARE—Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders by their weighted average number of common shares outstanding and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period from March 15, 2006 to December 31, 2006. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 10, 2005) through December 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2005 and December 31, 2006.

The company accounts for derivative instruments in accordance with SFAS No.133 “Accounting for Derivative instruments and Hedging Activities,” As amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of the derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

USE OF ESTIMATES—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS—

FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact, if any, on its financial statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4—TAXES

Income Taxes

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

Significant components of the Company’s future tax assets are as follows:
Tax effect of the operating loss carryforward	$135,000
Other deferred tax assets	(1,000)
Less valuation allowance	(134,000)

Totals	$—

Management has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carry-forward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company’s ability to generate taxable income within the loss carry-forward period, which runs through 2026

Franchise taxes incurred in the State of Delaware of $50,426 are included in general and administrative expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $73,306 is included in general and administrative expenses on the accompanying statement of operations for the year ended December 31, 2006 and $0 for the period from Inception (August 10, 2005) to December 31, 2005.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in the consummation of the Business Combination, the Company will pay HCFP a cash transaction fee of $1,500,000.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after March 8, 2007 if the exercise is solicited by HCFP. No solicitation services have been provided to date.

NOTE 6—CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of December 31 2006, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of December 31, 2006, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

NOTE 7—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of December 31, 2006 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of December 31, 2006 there were 8,225,000 Class Z Warrants outstanding.

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

NOTE 8 — SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for fiscal 2006 and 2005 are as follows:

	Quarter Ended,
	March 31 2006	June 30 2006	September 30 2006	December 31 2006
Operating expenses	$17,212	$196,170	$92,474	$132,032
Interest income (1)	60,658	406,768	433,203	442,760
Provision for income taxes	—	—	—	—
Net income	43,446	210,598	340,729	310,728
Accretion relating to Class B common stock subject to possible conversion	(12,126)	(81,066)	(84,542)	(86,422)
Net income attributable to other Class B stockholders and common stockholders	31,320	129,532	256,187	224,306
Weighted average Class B common shares outstanding subject to possible conversion	1,011,494	2,114,942	2,114,942	2,114,942
Net income per Class B common share subject to possible conversion, basic and diluted	$0.01	$0.04	$0.04	$0.04
Weighted averabe number of shares outstanding, basic and diluted	4,598,606	9,615,158	9,615,158	9,615,158
Net income per share, basic and diluted	$0.01	$0.01	$0.03	$0.02

	Quarter Ended,
	March 31 2005	June 30 2005	September 30 2005	December 31 2005
Operating expenses	$—	$—	$7,065	$3,396
Interest income (1)	—	—	—	—
Provision for income taxes	—	—	—	—
Net income	—	—	(7,065)	(3,396)
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—
Net income attributable to other Class B stockholders and common stockholders	—	—	—	—
Weighted average Class B common shares outstanding subject to possible conversion	—	—	—	—
Net income per Class B common share subject to possible conversion, basic and diluted	$—	$—	$—	$—
Weighted averabe number of shares outstanding, basic and diluted	—	—	100	100
Net loss per share, basic and diluted	$—	$—	$(70.65)	$(33.96)

1 - Other income represents interest earned on funds held in trust.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Treasurer evaluated our internal disclosure controls and procedures at the end of 2006 as required by Securities and Exchange Commission regulations. In light of the Company’s minimal business expenditures, many of which are required by law, regulation or the Company’s agreements in connection with its initial public offering, the small group of senior personnel responsible for all of the Company’s activities, and the regular review of those activities by the Board of Directors, meeting in regular session or informally, the Chief Executive Officer and Treasurer believe that the Company’s disclosure controls and procedures in effect at the end of 2006 are effective and serve the purposes for which they are intended.

No changes materially affecting, or reasonably likely to materially affect, our internal control over financial reporting have occurred since the end of the third quarter of 2006.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Richard A. Clarke	56	Chairman
Roger W. Cressey	41	Vice Chairman
Ralph S. Sheridan	57	Chief Executive Officer, Secretary and Director
Thomas J. Colatosti	58	President, Treasurer and Director
John C. (Jack) Mallon	72	Director
Brian L. Stafford	59	Director
John S. Tritak	46	Director

Richard A. Clarke has been our Chairman since August 2005. Mr. Clarke is a best selling author, a faculty member at Harvard’s Kennedy School of Government, and an on-air consultant for ABC News and was until recently a columnist for The New York Times. Since 2003, he has been the Chairman of Good Harbor Consulting, LLC, which provides strategic advice and counsel in the areas of homeland security, cyber security, critical infrastructure protection and counterterrorism. Previously, Mr. Clarke served in the federal government for thirty years. His career involved assignments in the Pentagon, the intelligence community, the State Department and the White House. During the administration of Ronald Reagan, Mr. Clarke was Deputy Assistant Secretary of State for Intelligence. In 1989, President Bush nominated him to the Senate as Assistant Secretary of State, a position he held until moving to the White House in 1992. He served in the White House from 1992 to 2003 for the first President Bush, President Clinton and the incumbent President Bush. That service set a record for continuous tenure on the National Security Council staff. Among the positions Mr. Clarke held there were Special Assistant to the President for Global Affairs and later National Coordinator for Security and Counter-terrorism, and Special Advisor to the President on Cybersecurity. Mr. Clarke received a B.A. from the University of Pennsylvania and an M.S. from the Massachusetts Institute of Technology.

Roger W. Cressey has been our Vice Chairman since August 2005. Since 2003, Mr. Cressey has served as an on-air counterterrorism analyst for NBC News. Since October 2002, Mr. Cressey has been the President of Good Harbor Consulting, LLC, which provides strategic advice and counsel in the areas of homeland security, cyber security, critical infrastructure protection and counterterrorism. From November 2001 to September 2002, Mr. Cressey served as Chief of Staff to the President’s Critical Infrastructure Protection Board at the White House. From 1999 to November 2001, Mr. Cressey served as Director for Transnational Threats on the National Security Council staff, where he was responsible for coordination and implementation of United States counterterrorism policy. During this period, he managed the U.S. Government’s response to the Millennium terror alert, the USS COLE attack, and the September 11th attacks. Prior to his White House service, from 1995 to 1999, Mr. Cressey served in the Department of Defense, including as Deputy Director for War Plans. From 1991 to 1995, he served in the Department of State working on Middle East security issues. Mr. Cressey also served overseas in temporary assignments with the U.S. Embassy in Israel during periods of 1992 and with United Nations peacekeeping missions in Somalia during periods of 1993 and the former Yugoslavia during periods of 1996 through 1998. From 2000 to 2005, Mr. Cressey served as an Adjunct Professor at Georgetown University, where he taught a graduate course on U.S. counter-terrorism policy. Mr. Cressey received his B.A. from the University of Massachusetts at Lowell and an M.A. in Security Policy Studies from The George Washington University.

Ralph S. Sheridan has been our Chief Executive Officer and Secretary and a Director since August 2005. Mr. Sheridan is a frequent spokesman on technology solutions to complex security problems with particular emphasis on cargo crime and cross border trade, detection of nuclear materials and cyber threats to process control systems. Since June 2003, Mr. Sheridan has been the Managing Partner of Value Management LLC, which provides technology start-up assistance, realignment and business development advisory services. From 1993 to May 2003, Mr. Sheridan was the President and Chief Executive Officer of American Science & Engineering, Inc., a Nasdaq listed company that provides X-ray detection equipment and contract technology development for the detection of explosives, drugs, weapons and illegal immigrants, as well as manifest verification for cargo. From 1990 to 1993, Mr. Sheridan served as the President of Value Management Corp., a consulting and investment banking firm founded by Mr. Sheridan which focused on turnarounds of technology businesses. From 1987 to 1989, Mr. Sheridan was President and Chief Executive Officer of HEC Energy Corp., an energy services company. Prior to that, from 1981 to 1986, Mr. Sheridan held positions in business development and international operation at Combustion Engineering, Inc., an engineering services and systems company, including Vice President of Operations from 1984 to 1986 for the Engineered Systems and Controls Group that he built from four acquisitions. From 1976 to 1981, Mr. Sheridan held positions in business development and international operations at Continental Group, a diversified packaging, financial services and gas pipeline company. From 1974 to 1976, Mr. Sheridan held positions at W.R. Grace, a specialty chemicals and materials company. He currently serves on the Board of Ion Signature Technologies, a private company focused on advanced data analysis software for analytical instrumentation, and a Board director of Vela Systems, Inc. a private company developing and marketing mobile computing program management software for engineering and construction. Mr. Sheridan received a B.S. in Chemistry and an M.B.A. from Ohio State University.

Thomas J. Colatosti has been our President and Treasurer and a Director since August 2005. Since June 2002, Mr. Colatosti has been the President and Chief Executive Officer of American Security Ventures, which provides strategic management services and capital resources to emerging and developing companies in the biometric and homeland security industries. Mr. Colatosti is also the Chairman of the Board of Directors and Co-CEO of BIO-Key International, Inc., an OTC Bulletin Board listed company that develops advanced biometric finger identification and wireless mobile technologies. Prior to founding American Security Ventures, from 1997 to May 2002, Mr. Colatosti was President and Chief Executive Officer of Viisage Technology, Inc., a Nasdaq listed company that provides biometric face-recognition technology and highly secure identification documents and systems. Before joining Viisage, from 1995 to 1997, Mr. Colatosti was President and Chief Executive Officer of CIS Corporation, a provider of software solutions for higher education. From 1973 until 1995, Mr. Colatosti worked at Digital Equipment Corporation (DEC), a large multinational computer company. As Vice President of the Government Systems Group, a billion dollar revenue division of DEC, he was responsible for all products and services to the federal government, aerospace, electronics and manufacturing industries. Mr. Colatosti also currently serves on the board of several privately held companies and non-profit organizations. He also served on the Board of Advisors of Saflink Corporation, a Nasdaq listed provider of software security solutions. Mr. Colatosti is a decorated Vietnam veteran. He received a B.S. and an M.B.A. from Suffolk University.

John C. (Jack) Mallon has been a member of our Board of Directors since August 2005. Since 1995, Mr. Mallon has been the Senior Managing Director of Mallon Associates (formerly a division of C.E. Unterberg, Towbin), an investment bank exclusively serving the global security industry. Mr. Mallon also publishes Mallon’s Security Report, a quarterly financial newsletter reporting on trends in the industry and tracking public companies (engaged in security) on stock exchanges around the world.

From 1970 to 1991, he was co-founder, President and Vice Chairman of IBI Security Services, Inc., a former public company engaged in alarm, guard and armored carrier services. He is currently Chairman of IBI Armored Services, a private company that provides armored carrier, high value shipping and money processing services. Prior to earning a law degree and entering the security industry, he was a police and investigative reporter, and later labor editor, for the New York Daily News. Mr. Mallon received his B.S. from Columbia University and an L.L.B. from St. John’s University School of Law.

Brian L. Stafford has been a member of our Board of Directors since August 2005. Mr. Stafford has agreed to serve as the Vice Chairman of the Board of Directors of LexisNexis Special Services Inc., a risk management company. Mr. Stafford makes numerous television appearances and speaks to corporate and community groups about leadership and security issues. From February 2003 to July 2004, Mr. Stafford served as the Managing Director and a member of the Board of Directors of Seisint, Inc. and, from March 2004 to July 2004, he served as the Chairman of Seisint, Inc., a private technology company sold to Reed Elsevier in July 2004. From 1971 to January 2003, Mr. Stafford held positions in the United States Secret Service. He safeguarded Presidents Nixon, Ford, Carter, Reagan, Bush and Clinton and served as the agency’s lead executive under both Presidents Clinton and George W. Bush. His assignments included the Special Agent in Charge of the Presidential Protective Division and overseeing all security for designated National Special Security Events, including the Democratic and Republican National Conventions, the Presidential Inauguration, Super Bowl XXXVI and the 2002 Winter Olympics. From March 1999 to January 2003, Mr. Stafford was the Director of the United States Secret Service. Mr. Stafford currently serves as a Director of McKinley Capital Management, an institutional money manager; a Director of Flagship Healthcare Management, a health management company; and Vice Chairman of the National Center for Missing and Exploited Children. Mr. Stafford is a Vietnam War veteran. He received a B.A. and an honorary Doctor of Humane Letters from Mount Union College, where he is also a Trustee.

John S. Tritak has been a member of our Board of Directors since August 2005. Since April 2003, he has been Chief Executive Officer of Good Harbor Consulting, LLC, which provides strategic advice and counsel in the areas of homeland security, cyber security, critical infrastructure protection and counterterrorism. From 1999 to February 2003, Mr. Tritak was the Director of the U.S. Government’s Critical Infrastructure Assurance Office (CIAO), a federal interagency organization created by presidential directive in 1998 to coordinate the development and implementation of U.S. policy on securing the nation’s critical infrastructures. From 1999 to February 2003, Mr. Tritak was a member of the President’s Critical Infrastructure Protection Board. Before joining the CIAO, from 1996 to 1999, Mr. Tritak was an attorney with the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered. From 1989 to 1993, Mr. Tritak served in numerous positions in the State Department’s Bureau of Politico-Military Affairs, including: Deputy Director for Defense Relations and Security Assistance, where he was responsible for coordinating U.S. efforts in security assistance and defense trade in Europe, Africa, and the Middle East; Deputy Director of the Bureau’s Office of Policy Analysis, where he advised on matters relating to postwar Persian Gulf security; Deputy Political Advisor to the commander-in-chief of U.S. Central Command in Riyadh, Saudi Arabia, during Operation Desert Shield; and State Department adviser to the U.S. delegation negotiating the Strategic Arms Reduction Treaty in Geneva, Switzerland. Mr. Tritak received a B.S. from the State University of New York at Brockport and an M.A. in War Studies from the University of London, King’s College. He earned his J.D. from the Georgetown University Law Center.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Thomas J. Colatosti and John S. Tritak, will expire at our first annual meeting of stockholders, to be scheduled. The term of office of the second class of directors, consisting of John C. (Jack) Mallon and Brian L. Stafford, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Richard A. Clarke, Roger W. Cressey and Ralph S. Sheridan, will expire at the third annual meeting.

We have adopted a Code of Ethics as defined by the Securities and Exchange Commission. The Code applies to our principal executive officer, principal financial officer and principal accounting officer, or to others performing similar functions. The Code of Ethics may be found on our Internet website, www.goodharborpartners.com.

The “independent” members of our Board of Directors, as defined by the Securities and Exchange Commission and the National Association of Securities Dealers, are Messrs. Clarke, Cressey, Mallon, Stafford and Tritak. However, one or more of these directors may not be “independent” with respect to certain matters that come before the Board. See “Item 11 - Executive Compensation” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Our Board of Directors has a Nominating Committee consisting of Messrs. Mallon, Stafford and Tritak (Chairman). Its charter may be found on our website. No changes to the process by which securityholders recommend nominees to the Board of Directors were made during the past fiscal year.

Our Board of Directors has an Audit Committee. Its members are Messrs. Mallon (Chairman), Stafford and Tritak. The Audit Committee Charter is available on our website. The Board of Directors believe that Messrs. Stafford and Mallon qualify as “Audit Committee Financial Experts” as defined in Securities and Exchange Commission Rules.

Section 16(a) Beneficial Ownership Reporting Requirements

After review of Securities and Exchange Commission Forms 3, 4 and 5 provided to the Company as required by SEC regulations, we do not believe that any officer, director or holder of ten percent or more of any class of our stock filed any Form 3, 4 or 5 reports with the SEC after the required filing date for such reports.

Item 11.	Executive Compensation.

Our Board of Directors does not have a Compensation Committee because we do not have any full-time employees and do not pay salaries, bonuses or benefits to our officers or directors. Nor does the Company have any stock option or similar equity plans for officers, directors or employees.

We pay Good Harbor Consulting, LLC, an affiliate of Messrs. Clarke, Cressey and Tritak, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide any of Messrs. Clarke, Cressey or Tritak compensation in lieu of a salary. No other initial securityholder of ours is an officer, director or principal of Good Harbor Consulting LLC. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial securityholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they are reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on potential business combinations. There is no limit on the amount of these out-of-pocket expenses and the reasonableness of the expenses is reviewed only by our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock and Class B common stock as of March 15, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number		Percent	Number	Percent
Ralph S. Sheridan	100	(2)	*	—	—
Richard A. Clarke	0	(3)	*	—	—
Roger W. Cressey	0	(4)	*	—	—
Thomas J. Colatosti	0	(5)	*	—	—
John C. (Jack) Mallon	0	(6)	*	—	—
Brian L. Stafford	0	(7)	*	—	—
John S. Tritak	0	(8)	*	—	—
Good Harbor Consulting, LLC	0	(9)	*	—	—

The Baupost Group, LLC 10 St. James Avenue, Suite 2000 Boston, Massachusetts 02116	0		*	690,000	6.5

Context Capital Management, LLC(11) 12626 High Bluff Drive San Diego CA 92130	0		*	747,000	8.1

Fir Tree Recovery Master Fund, LP(12) 535 Fifth Avenue New York, NY 10003	0		*	244,712	2.3

Pentagram Partners, LP 630 Fifth Avenue New York, NY 10111	98,000		8.5	0	*

Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT 06880	60,000		5.2	690,000	6.5

Jack Silver 660 Madison Avenue New York NY 10021	140,000		12.2	180,000	1.7

Sapling, LLC(12) 535 Fifth Avenue New York, NY 10003	0		*	770,288	7.3

Satellite Asset Management, LP(13) 623 Fifth Avenue New York, NY 10022	0		*	970,000	8.3

Weiss Asset Management, LLC(14) Weiss Capital, LLC Andrew M. Weiss, Ph.D 29 Commonwealth Avenue BOSTON MA 02116	0		*	1,368,000	12.9

All executive officers and directors as a group (7 persons)	0	(10)	*	—	—

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the persons named above is 4100 North Fairfax Drive, Arlington, VA 22203.
(2)	Does not include 1,252,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Sheridan that are not exercisable and will not be exercisable within the next 60 days.
(3)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercisable within the next 60 days. Mr. Clarke is the Chairman of Good Harbor Consulting, LLC.
(4)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercisable within the next 60 days. Mr. Cressey is the President of Good Harbor Consulting, LLC.
(5)	Does not include 522,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Colatosti that are not exercisable and will not be exercisable within the next 60 days.
(6)	Does not include 626,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Mallon that are not exercisable and will not be exercisable within the next 60 days.
(7)	Does not include 313,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Stafford that are not exercisable and will not be exercisable within the next 60 days.
(8)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercisable within the next 60 days. Mr. Tritak is the Chief Executive Officer of Good Harbor Consulting, LLC.

(9)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercised within the next 60 days. Messrs. Clarke, Cressey and Tritak are beneficial owners of the warrants because they have shared voting and investment power with respect thereto.

(10)	Does not include 4,950,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants that are not exercisable and will not be exercisable within the next 60 days.
(11)	Context Capital Management LLC is an investment advisor which has shared voting and disposition authority over the indicated shares, which are owned by several affiliated funds.
(12)	Fir Tree Recovery Master Fund, LP and Sapling, LLC may direct the voting and disposition of the indicated shares. However, Fir Tree, Inc. may be deemed to be the beneficial owner of the shares owned by both entities because it is the investment manager of both investors and has investment discretion over the shares.
(13)	Satellite Asset Manager, LP has shared voting and discretionary trading authority over the indicated shares as the investment advisor for several funds which own the indicated shares.
(14)	Weiss Asset Management, LLC (785,911 shares), Weiss Capital, LLC (276,131 shares) and Andrew M. Weiss, Ph.D (1,062,042 shares) have shared voting and disposition authority over the total number of indicated shares which are beneficially owned as indicated after each entity’s or individual’s name in this footnote.

Our initial securityholders, including our officers and directors, have agreed to vote any shares of Class B common stock held by them, in favor of a proposed business combination approved by our board of directors.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Prior to our initial public offering, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 2,475,000 Class W warrants and 2,475,000 Class Z warrants for an aggregate of $247,500 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants	Relationship to Us
Ralph S. Sheridan	100	626,000	626,000	Chief Executive Officer, Secretary and Director

Thomas J. Colatosti	0	261,000	261,000	President, Treasurer and Director

John C. (Jack) Mallon	0	313,000	313,000	Director

Brian L. Stafford	0	156,500	156,500	Director

Good Harbor Consulting, LLC(1)	0	1,043,500	1,043,500	Warrantholder and provider of administrative services

SBLS, LLC	0	75,000	75,000	Warrantholder

(1)	Good Harbor Consulting, LLC is an affiliate of Richard A. Clarke, our Chairman; Roger W. Cressey, our Vice Chairman; and John S. Tritak, a member of our Board of Directors, and Messrs. Clarke, Cressey and Tritak are beneficial owners of the warrants because they have shared voting and investment power with respect thereto.

The holders of our issued and outstanding shares of common stock and Class W warrants and Class Z warrants prior to our initial public offering are entitled to registration rights pursuant to an agreement between them and the Company as described in the Registration Statement, “Description of Securities.”

Good Harbor Consulting, LLC, an affiliate of Messrs. Clarke, Cressey and Tritak, makes available to us office space and certain office and administrative services, as we require from time to time. We pay Good Harbor Consulting, LLC $7,500 per month for these services. Consequently, each of Messrs. Clarke, Cressey and Tritak will benefit from this transaction to the extent of their interests in Good Harbor Consulting, LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Clarke, Cressey or Tritak compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Arlington metropolitan area, that the fee charged by Good Harbor Consulting, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

We reimburse our initial securityholders, including our officers and directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee payable to Good Harbor Consulting, LLC and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid by us to any of our initial securityholders, including our officers or directors, or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of the business combination. We do not pay salaries, bonuses or benefits to our officers or directors. Nor does the Company have any stock option or similar equity compensation or bonus plans for officers, directors or employees.

The “independent” members of our Board of Directors, as defined by the Securities and Exchange Commission and the National Association of Securities Dealers, are Messrs. Clarke, Cressey, Mallon, Stafford and Tritak. However, one or more of these directors may not be “independent” with respect to certain matters that come before the Board, as described in detail in this Item 13. Any ongoing or future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction in accordance with the laws of the State of Delaware. These directors will, if they determine it to be necessary or appropriate, have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

None of our officers and directors is required to or does commit his full time to our affairs, and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

Our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is an appropriate one with which to effect a business combination. Additionally, such individuals may purchase units in the open market. However, such individuals have agreed to vote any shares of Class B common stock held by them, whether acquired by them upon purchase of Series B units in this offering or in the open market, in favor of a proposed business combination approved by our board of directors. These individuals may not have the same interests as other Class B common stockholders.

Our directors and officers may enter into consulting or employment agreements with the Company as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. Therefore, the personal and financial interests of our directors and officers, including the desire for reimbursement of expenses, if any, in excess of funds not held in trust, may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

Our officers and directors may be or in the future may become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. In the course of their other business activities, whether on behalf of other blank check companies or otherwise, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the section entitled “Directors, Executive Officers and Corporate Governance.”

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the trust fund to the Class B stockholders, or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. Mr. Colatosti has a pre-existing fiduciary duty to present business opportunities to BIO-Key International Inc. in the areas of biometric finger identification and wireless mobile technologies.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our original securityholders, including our officers and directors, unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Since any opinion, if obtained, would merely state that the business combination is fair to our stockholders from a financial point of view, it is not anticipated that copies of such opinion would be distributed to our stockholders, although the proxy statement that we expect to deliver to stockholders in connection with the proposed transaction and the Form 8-K we expect to file announcing the entering into the acquisition agreement will provide that copies will be provided to stockholders and potential investors who request it. The policies and procedures adopted by the Company to address and minimize conflicts of interest as described in this Item 13 are in writing.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by BDO Seidman, LLP, our principal accountant, for auditing our annual financial statements and reviewing our quarterly financial statements in 2005 and 2006 were $30,000 and $39,000, respectively, which does not include approximately $18,000 expected to be billed in 2007 in respect of the audit of the Company’s 2006 financial statements for inclusion in this Annual Report on Form 10-K.

Audit-Related Fees

BDO Seidman, LLP, our principal accountant, did not bill us any additional amounts for assurance and related services reasonably related to the audit and review services referred to in the previous paragraph but not included in the amounts reported there.

Tax Fees

BDO Seidman, LLP, our principal accountant, did not bill us any amounts beyond the audit fees set forth above for tax advice, tax planning and tax compliance professional services in 2005 and 2006.

All Other Fees

BDO Seidman, LLP, our principal accountant, did not bill us any amounts beyond the audit fees set forth above for all other products and services provided to us but not included in the prior sections of this Item 14 in 2005 and 2006.

Our Audit Committee did not meet until March 2007 and therefore did not establish pre-approval policies and procedures applicable to the review of our 2006 quarterly financial statements and the audit of our 2006 annual financial statements . In the absence of such policies and procedures, our Chief Executive Officer reviewed in detail the independent auditor’s proposal for reviewing our quarterly, and auditing our annual, financial statements for 2006 and approved the scope and nature of services proposed and the range of estimated fees for such services. The Audit Committee approved these arrangements, and the Chief Executive Officer’s actions in reviewing and executing the engagement letter, by unanimous written consent dated March 29, 2007. The Audit Committee intends to meet at least quarterly beginning with the first quarter of 2007.

Item 15.	Exhibits, Financial Statement Schedules

Balance Sheets as of December 31, 2006 and December 31,2005	F-3

Statements of Operations, for the year ended December 31,2006, for the period from inception (August 10, 2005) to December 31, 2005, and for the period from inception (August 10, 2005) to December 31, 2006

F-4

Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2005 and year ended December 31, 2006	F-5

Statements of Cash Flows, for year ended December 31,2006, for the period from inception (August 10, 2005) to December 31, 2005 and for the period from inception (August 10, 2005) to December 31, 2006

Additional exhibits are set forth on the Exhibit Index following the signatures to this Annual Report on Form 10-K	F-6

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 1, 2006, File No. 333-128351 (“Registration Statement”)

3(ii)	By-Laws of the Company, incorporated by reference to the Registration Statement

4(i)	Specimen Series A Unit Certificate incorporated by reference to the Registration Statement

4(ii)	Specimen Series B Unit Certificate incorporated by reference to the Registration Statement

4(iii)	Specimen Common Stock Certificate incorporated by reference to the Registration Statement

4(iv)	Specimen Class B Common Stock Certificate incorporated by reference to the Registration Statement

4(v)	Specimen Class W Warrant Certificate incorporated by reference to the Registration Statement

4(vi)	Specimen Class Z Warrant Certificate incorporated by reference to the Registration Statement

14	The Company’s Code of Ethics incorporated by reference to the Registration Statement and available on the Company’s website, www.goodharborpartners.com

31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: March 30, 2007	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: March 30, 2007	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated on March 30, 2007.

/s/ Richard A. Clarke
Richard A. Clarke, Chairman

/s/ Roger W. Cressey
Roger W. Cressey, Vice Chairman

/s/ Ralph S. Sheridan
Ralph S. Sheridan, CEO & Director

/s/ Thomas J. Colatosti
Thomas J. Colatossi, President,
Treasurer & Director

/s/ John C. Mallon
John C. (“Jack”) Mallon, Director

/s/ Brian L. Stafford
Brian L. Stafford, Director

/s/ John S. Tritak
John S. Tritak, Director