Form 10-Q
period 2007-03-31
Good Harbor Partners Acquisition Corp
filed 2007-05-15
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period

March 31, 2007

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

There were 1,150,100 shares of Common Stock, par value $.0001, and 10,580,000 shares of Class B Common Stock, par value $.0001 outstanding as of May 9, 2007.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128351), as filed with the SEC on February 1, 2006, the Risk Factors section of our Annual Report on Form 10-K filed with the SEC on April 2, 2007 and the “Risk Factors” section of this Quarterly Report on Form 10-Q. The forward-looking events we discuss in this Quarterly Report on Form 10-Q speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Good Harbor Partners Acquisition Corp.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

INDEX

Condensed Financial Statements:

Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)	3

Condensed Statements of Operations, for the three months ended March 31, 2007 and 2006, and for the period from inception (August 10, 2005) to March 31, 2007 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2006 and the three months ended March 31, 2007 (unaudited)	5

Condensed Statements of Cash Flows, for the three months ended March 31, 2007 and 2006 and for the period from inception (August 10, 2005) to March 31, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-12

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	As of March 31, 2007 (Unaudited)	As of December 31, 2006 (Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,215,564	$1,371,951
Investments held in Trust Fund including interest receivable of $146,728 and $147,202 (Note 1)	55,175,979	54,750,440
Prepaid expenses and other	68,494	91,834

Total assets	$56,460,037	$56,214,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	84,021	139,430

Total current liabilities	84,021	139,430

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value) (Note 1)	11,029,679	10,944,613

Commitments (Note 5)

Stockholders’ Equity (Notes 2, 6 and 7):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	1,058
Additional paid-in-capital	44,148,904	44,233,969
Earnings accumulated in the development stage	1,196,260	895,040

Total stockholders’ equity	45,346,337	45,130,182

Total liabilities and stockholders’ equity	$56,460,037	$56,214,225

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partn ers Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	For the three months ended		Period from inception (August 10, 2005) to
	March 31, 2007	March 31, 2006	March 31, 2007
Revenue	$—	$—	$—

Operating expenses:
Professional Fees	64,403	—	207,051
Delaware franchise Tax	16,359	—	66,785
Other general and administrative expenses (Notes 4 & 5)	57,285	17,212	312,560

Loss from operations	(138,047)	(17,212)	(586,396)

Interest income	439,267	60,658	1,782,656

Income before provision for income taxes	301,220	43,446	1,196,260
Provision for income taxes	—	—	—

Net income	$301,220	$43,446	$1,196,260

Accretion relating to Class B common stock subject to possible conversion	(85,065)	(12,126)	(349,221)

Net income attributable to other Class B stockholders and common stockholders	$216,155	$31,320	847,039

Weighted average Class B common shares outstanding subject to possible conversion	2,114,942	—

Net income per Class B common share subject to possible conversion, basic and diluted	$0.04	—

Weighted average number of shares outstanding, basic and diluted	9,615,158	2,000,433

Net income per share, basic and diluted	$0.03	$0.02

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partner s Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity for the period

from inception (August 10, 2005) to December 31, 2006

and for the three months ended March 31, 2007 (unaudited)

	Common Stock		Common Stock, Class B		Additional Paid –In	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198

Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100

Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(264,156)	—	(264,156)

Net income	—	—	—	—	—	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion (unaudited)	—	—	—	—	(85,065)	—	(85,065)

Net income for the period (unaudited)	—	—	—	—	—	301,220	301,220

Balance, March 31, 2007 (unaudited)	1,150,100	$115	10,580,000	$1,058	$44,148,904	$1,196,260	$45,346,337

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partner s Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	Period from inception (August 10, 2005) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$301,220	$43,446	$1,196,260
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(278,811)	—	(1,600,250)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	23,340	(5,374)	(68,494)
Interest receivable on investment held in Trust Fund	(146,728)	(60,658)	(146,728)
Increase (decrease) in accrued expenses	(55,408)	17,062	84,021

Net cash used in operating activities	(156,387)	(5,524)	(535,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(164,676,444)	(53,429,000)	(704,464,242)
Maturity of Securities held in trust	164,676,444	0	651,035,242

Net cash used in investing activities	—	(53,429,000)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	—	500
Proceeds from issuance of warrants	—	—	247,500
Proceeds from sale of underwriters’ purchase option	—	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457	10,680,457
Net proceeds from sale of units though public offering allocable to stockholders’ equity	—	44,562,090	44,251,198

Net cash provided by financing activities	—	55,242,647	55,179,755

Net increase (decrease) in cash and cash equivalents	(156,387)	1,808,123	1,215,564

Cash and cash equivalents
Beginning of period	1,371,951	71,063	—

End of period	$1,215,564	$1,879,186	$1,215,564

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$—	$117,000	$—

Accretion relating to Class B common stock subject to possible conversion	$85,065	$12,126	$349,221

Fair value of underwriter purchase option included in offering costs	$—	$—	$810,000

See Notes to Condensed Financial Statements

Notes to Unaudited Condensed Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.22 per share based on the value of the Trust Fund as of March 31, 2007. As a result of the Conversion Right, $11,029,679 (including accretion of $349,221 through March 31, 2007) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of March 31, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated.

Notes to Unaudited Condensed Financial Statements

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for year ended December 31, 2006 included in the Company’s Form 10-K filed with the SEC on April 2, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Notes to Unaudited Condensed Financial Statements

INVESTMENTS HELD IN TRUST—The Company’s restricted investment held in the Trust Fund at March 31, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended March 31, 2007.

NET INCOME PER SHARE—Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding from January 1, 2007 to March 31, 2007. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 10, 2005) through March 31, 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2006 and March 31, 2007.

The company accounts for derivative instruments in accordance with SFAS No.133 “Accounting for Derivative instruments and Hedging Activities,” As amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of the derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

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

NEW ACCOUNTING PRONOUNCEMENTS—

FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or anticipated to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective fiscal years beginning after December 15, 2006. Adoption of FIN 48 on January 1, 2007 did not have a material impact on the company’s financial statements.

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

Notes to Unaudited Condensed Financial Statements

NOTE 4 – TAXES

INCOME TAXES—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Franchise taxes incurred in the State of Delaware of $16,539 for the three months ended March 31, 2007 and $66,875 for the period from inception (August 10, 2005) to March 31, 2007 are included in general and administrative expenses.

NOTE 5 – COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 is included in general and administrative expenses on the accompanying statements of operations for the three months ended March 31, 2007, $5,806 for the three months ended March 31, 2006 and $95,806 for the period from inception (August 10, 2005) to March 31, 2007.

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

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of March 31 2007, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of March 31, 2007, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

Notes to Unaudited Condensed Financial Statements

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

The par value for the Company’s stock was $0.01 from inception up to December 22nd 2005 when it was changed to $0.0001.

NOTE 7—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of March 31, 2007 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of March 31, 2007 there were 8,225,000 Class Z Warrants outstanding.

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

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Notes to Unaudited Condensed Financial Statements

Underwriter Purchase Option

In connection with the Offering, the Company has issued an option (the “UPO”) for an aggregate of $100 to HCFP and Legend Merchant Group, Inc. to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) March 8, 2007 and ending March 7, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, was accounted as an expense of the public offering resulting in a charge directly to stockholder’s equity with a corresponding credit to additional paid-in-capital. The Company estimates the fair value of the UPO was $810,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted is estimated as of the date of grant using the following assumptions: (1) expected volatility of 46.663%, (2) risk-free interest rate of 4.75% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units within the UPO will be exercisable a $5.50 per share.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed on April 2, 2007.

General:

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, generated any revenues, nor incurred any debt or expenses during the period ended March 31, 2007, other than expenses incurred in connection with the preparation and filing of legally required documents such as our 10-Q’s and this 10-K; retaining the investment bank referred to below to research and identify possible acquisition candidates; and travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice and we try to minimize such costs to the extent possible. Our entire activity from inception through the consummation of our IPO on March 15, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on March 15, 2006, our activity has been limited to identifying and investigating targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination.

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

Similarly, if we issue debt securities, it could result in:

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

Results of Operations:

Net income for the three months ended March 31, 2007 of $301,220 consisted of interest income on the Trust Fund investment of $425,539, and interest on cash and cash equivalents of $13,728, offset by $138,047 in general and administrative expenses consisting of $64,403 for professional fees, $25,935 for insurance, $16,359 for Delaware franchise tax, $22,500 for office space and other general and administrative services and $8,850 for other expenses.

Net income for the three months ended March 31, 2006 of $43,446 consisted of interest income on the Trust Fund investment of $60,658, offset by $17,212 in general and administrative expenses consisting of $3,963 for professional fees, $7,292 for insurance, $151 for other expenses and $5,806 for office space and other general and administrative services.

Net income for the period from August 10, 2005 (inception) to March 31, 2007 of $1,196,260 consisted of interest income on the Trust Fund investment of $1,746,979, and interest on cash and cash equivalents of $35,677, offset by $586,396 in general and administrative expenses consisting of $207,051 for professional fees, $105,165 for insurance, $66,785 for Delaware franchise tax, $31,054 for printing, $51,859 for travel, $28,676 for other expenses and $95,806 for office space and other general and administrative services.

Liquidity and Capital Resources:

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The funds placed in trust after completion of the IPO have been invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At March 31, 2007, we had cash outside of the trust account of $1,215,564, investments held in the trust account of $55,175,979, prepaid expenses and other assets of $68,494 and total current liabilities of $84,021.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 8, 2008, assuming that a business combination is not consummated during that time. We anticipate using the funds held outside of the trust account, totaling $1,215,564 as of March 31, 2007, to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising transaction simultaneously with the consummation of a business combination.

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $22,500 and $95,806 is included in general and administrative expenses on the accompanying statements of operations for the three months ended March 31, 2007, and for the period from inception (August 10, 2005) to March 31, 2007, respectively.

Critical Accounting Policies:

We believe the following accounting polices involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Investments, Net Income (loss) Per Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in Note 3 to our first quarter unaudited condensed financial statements included elsewhere in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of March 31, 2007, $1,128,830 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $86,734 are being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4.	Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Ralph S. Sheridan, our Chief Executive Officer and Secretary, and Thomas J. Colatosti, our President and Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Sheridan and Colatosti concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As a result of the evaluation completed by management, and in which Messrs. Sheridan and Colatosti participated, we have concluded that there were no changes during the fiscal quarter ended March 31, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128351), as filed with the SEC on February 1, 2006 and our Annual Report on Form 10-K as filed with the SEC on April 2, 2007.

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

From our inception through March 20, 2006 we incurred and paid a total of $2,915,825 in underwriting discounts and commissions, and approximately $446,000 for other costs and expenses related to the IPO.

After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our IPO was approximately $54,932,000, of which $53,429,000 was deposited into the trust account and the remaining proceeds from the IPO of approximately $1,503,000 are available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $1,747,000 in interest through March 31, 2007.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: May 11, 2007	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 11, 2007	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.