Form 10-Q
period 2007-06-30
Good Harbor Partners Acquisition Corp
filed 2007-08-14
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period

June 30, 2007

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

There were 1,150,100 shares of Common Stock, par value $.0001, and 10,580,000 shares of Class B Common Stock, par value $.0001 outstanding as of August 10, 2007.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

I NDEX

Condensed Financial Statements:

Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	3

Condensed Statements of Operations, for the three and six months ended June 30, 2007 and 2006, and for the period from inception (August 10, 2005) to June 30, 2007 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2006 and the six months ended June 30, 2007 (unaudited)	5

Condensed Statements of Cash Flows, for the six months ended June 30, 2007 and 2006 and for the period from inception (August 10, 2005) to June 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-17

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	As of June 30, 2007 (Unaudited)	As of December 31, 2006 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,140,072	$1,371,951
Investments held in Trust Fund including interest receivable of $147,880 and $147,202 (Note 1)	55,629,486	54,750,440
Prepaid expenses and other	37,793	91,834

Total assets	$56,807,351	$56,214,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	82,417	139,430

Total current liabilities	82,417	139,430

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value) (Note 1)	11,120,334	10,944,613

Commitments (Note 5)
Stockholders’ Equity (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	1,058
Additional paid-in-capital	44,058,247	44,233,969
Earnings accumulated in the development stage	1,545,180	895,040

Total stockholders’ equity	45,604,600	45,130,182

Total liabilities and stockholders’ equity	$56,807,351	$56,214,225

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended		Period from inception (August 10, 2005) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue	$—	$—	$—	$—	$—
Operating expenses:
Professional Fees	31,748	74,714	96,151	78,677	238,799
Delaware franchise Tax	14,958	20,751	31,316	20,751	81,743
Other general and administrative expenses (Notes 4 & 5)	64,221	100,705	121,506	113,954	376,780

Loss from operations	(110,927)	(196,170)	(248,973)	(213,382)	(697,322)
Interest income	459,846	406,768	899,113	467,426	2,242,502

Income before provision for income taxes	348,919	210,598	650,140	254,044	1,545,180
Provision for income taxes	—	—	—	—	—

Net income	$348,919	$210,598	$650,140	$254,044	$1,545,180

Accretion relating to Class B common stock subject to possible conversion	(90,655)	(81,066)	(175,722)	(93,192)	(439,878)

Net income attributable to other Class B stockholders and common stockholders	$258,264	$129,532	$474,418	$160,852	1,105,302

Weighted average Class B common shares outstanding subject to possible conversion	2,114,942	2,114,942	2,114,942	2,114,942

Net income per Class B common share subject to possible conversion, basic and diluted	$0.04	$0.04	$0.08	$0.04

Weighted average number of shares outstanding, basic and diluted	9,615,158	9,615,158	9,615,158	4,777,202

Net income per share, basic and diluted	$0.03	$0.01	$0.05	$0.03

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity for the period

from inception (August 10, 2005) to December 31, 2006

and for the six months ended June 30, 2007

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539
Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198
Proceeds from sale of underwriters’ purchase option (unaudited)	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(264,156)	—	(264,156)
Net income	—	—	—	—	—	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion (unaudited)	—	—	—	—	(175,722)	—	(175,722)
Net income for the period (unaudited)	—	—	—	—	—	650,140	650,140

Balance, June 30, 2007 (unaudited)	1,150,100	$115	10,580,000	$1,058	$44,058,247	$1,545,180	$45,604,600

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Period from inception (August 10, 2005) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$650,140	$254,044	$1,545,180
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(731,166)	(326,967)	(2,052,606)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	54,040	(136,495)	$(37,794)
Interest receivable on investment held in Trust Fund	(147,880)	(139,223)	$(147,880)
Increase (decrease) in accrued expenses	(57,013)	139,102	$82,417

Net cash used in operating activities	(231,879)	(209,539)	(610,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(164,676,444)	(214,292,301)	(704,464,241)
Maturity of Securities held in trust	164,676,444	160,863,301	651,035,241

Net cash used in investing activities	—	(53,429,000)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	—	500
Proceeds from issuance of warrants	—	—	247,500
Proceeds from sale of underwriters’ purchase option	—	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders’ equity	—	44,448,180	44,251,198

Net cash provided by financing activities	—	55,128,737	55,179,755

Net increase (decrease) in cash and cash equivalents	(231,879)	1,490,198	1,140,072
Cash and cash equivalents
Beginning of period	1,371,951	71,063	—

End of period	$1,140,072	$1,561,261	$1,140,072

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$—	$26,781	$—

Accretion relating to Class B common stock subject to possible conversion	$175,722	$93,192	$439,878

Fair value of underwriter purchase option included in offering costs	$810,000	$810,000	$810,000

See Notes to Unaudited Condensed Financial Statements

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.26 per share based on the value of the Trust Fund as of June 30, 2007. As a result of the Conversion Right, $11,120,334 (including accretion of $439,878 through June 30, 2007) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of June 30, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2—OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses including $317,590 that had been incurred as of December 31, 2005. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each

Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (a “Class W Warrant”).

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS—The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for year ended December 31, 2006 included in the Company’s Form 10-K filed with the SEC on April 2, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST—The Company’s restricted investment held in the Trust Fund at June 30, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended June 30, 2007.

NET INCOME PER SHARE—Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding for all periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 10, 2005) through June 30, 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2006 and June 30, 2007.

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

NEW ACCOUNTING PRONOUNCEMENT—FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or anticipated to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 on January 1, 2007 did not have a material impact on the company’s financial statements.

NOTE 4—TAXES

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

Franchise taxes incurred in the State of Delaware of $14,958 and $20,751 for the three months ended June 30, 2007 and 2006, respectively, $31,316 and $20,751 for the six months ended June 30, 2007 and 2006, respectively and $81,743 for the period from inception (August 10, 2005) to June 30, 2007 are included in general and administrative expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 is included in general and administrative expenses on the accompanying statements of operations for the three months ended June 30, 2007, $22,250 for the three months ended June 30, 2006, $22,250 and $28,056 for the six months ended June 30, 2007 and 2006, respectively, and $118,306 for the period from inception (August 10, 2005) to June 30, 2007.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of June 30 2007, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of June 30, 2007, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of June 30, 2007 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of June 30, 2007 there were 8,225,000 Class Z Warrants outstanding.

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

General:

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. Our entire activity from inception through the consummation of our IPO on March 15, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on March 15, 2006, our activity has been limited to identifying and investigating targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We have neither engaged in any operations, generated any revenues, nor incurred any debt or expenses during the period ended March 31, 2007, other than expenses incurred in connection with the preparation and filing of legally required documents such as our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K; retaining the investment bank referred to below to research and identify possible acquisition candidates; and travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice and we try to minimize such costs to the extent possible.

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

The Company has also retained an investment bank for three months to research and identify potential acquisition candidates and has agreed with other “finders” to pay a fee if we successfully complete a transaction with a target company identified by them. Any acquisition must meet both the criteria set forth above and be at a price that we believe will enable our shareholders to obtain a fair return on their investment. We have made a number of preliminary offers for targets, and have entered into a letter of intent stating our intent to acquire one target company, but have not reached a definitive agreement with that company to date. The company with which we have entered into the letter of intent is in the early stages of commercialization, with products and technology that we anticipate will form part of our overall information technology protection strategy. We believe it is a good “fit” with a number of the other potential acquisition candidates we have identified and are pursuing. The fair market value of this company is less than 80% of our net asset value. We intend to combine this company with one or more others, and completion of this transaction is subject to our ability to acquire such additional entities. See Part II, Item 5, “Other Information,” for additional information.

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

Results of Operations:

Net income for the three months ended June 30, 2007 of $348,919 consisted of interest income on the Trust Fund investment of $453,506, and interest on cash and cash equivalents of $6,340, offset by $110,927 in general and administrative expenses consisting of $31,748 for professional fees, $26,220 for insurance, $14,958 for Delaware franchise tax, $22,500 for office space and other general and administrative services and $15,501 for other expenses.

Net income for the three months ended June 30, 2006 of $210,598 consisted of interest income on the Trust Fund investment of $405,533 and interest on cash and cash equivalents of $1,235, offset by $196,170 in general and administrative expenses consisting of $74,714 for professional fees, $18,833 for insurance, $80,123 for other expenses and $22,500 for office space and other general and administrative services.

Net income for the six months ended June 30, 2007 of $650,140 consisted of interest income on the Trust Fund investment of $879,046 and interest on cash and cash equivalents of $20,067, offset by $248,973 in general and administrative expenses consisting of $96,151 for professional fees, $52,155 for insurance, $31,316 for Delaware franchise tax, $45,000 for office space and other general and administrative services and $24,351 for other expenses.

Net income for the six months ended June 30, 2006 of $254,044 consisted of interest income on the Trust Fund investment of $466,191 and interest on cash and cash equivalents of $1,235, offset by $213,382 in general and administrative expenses consisting of $78,677 for professional fees, $26,125 for insurance, $80,273 for other expenses and $28,307 for office space and other general and administrative services.

Net income for the period from August 10, 2005 (inception) to June 30, 2007 of $1,545,179 consisted of interest income on the Trust Fund investment of $2,200,485, and interest on cash and cash equivalents of $42,017, offset by $697,322 in general and administrative expenses consisting of $238,799 for professional fees, $131,385 for insurance, $81,743 for Delaware franchise tax, $31,911 for printing, $66,208 for travel, $28,971 for other expenses and $118,305 for office space and other general and administrative services.

Liquidity and Capital Resources:

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The funds placed in trust after completion of the IPO have been invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At June 30, 2007, we had cash outside of the trust account of $1,140,072, investments held in the trust account of $55,629,486, prepaid expenses and other assets of $37,793 and total current liabilities of $82,417.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 15, 2008, assuming that a business combination is not consummated during that time. We anticipate using the funds held outside of the trust account, totaling $1,140,072 as of June 30, 2007, to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising transaction simultaneously with the consummation of a business combination.

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $22,500 and $45,000 is included in general and administrative expenses on the accompanying statements of operations for the three and six month periods ended June 30, 2007; $5,806 and $28,056 for the three and six month periods ended June 30, 2006; and $118,306 for the period from inception (August 10, 2005) to June 30, 2007, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds was placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust, including interest earned thereon, will only be invested in United States “government securities,” defined as any

Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of June 30, 2007, $1,038,957 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $101,115 are being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

As a result of the evaluation completed by management, and in which Messrs. Sheridan and Colatosti participated, we have concluded that there were no changes during the fiscal quarter ended June 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Ite m 1. Legal Proceedings.

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

Based upon publicly available information as of August 9, 2007, we have identified 116 blank check companies which have gone public since August 2003, of which 31 have completed a business combination. The remaining 85 blank check companies have more than $8.5 billion in trust and are seeking to complete business combinations. Of these companies, only 24 companies have announced that they have entered into definitive agreements for business combinations but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

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

Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on our management’s industry knowledge and experience both in the security industry and in connection with transactions involving the acquisition of operating companies, that there are numerous potential target businesses that we could acquire in the security industry with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that as of August 9, 2007 only 31of the 116 blank check companies that have gone public since August 2003 have completed a business combination and 24 additional of such companies have entered into a definitive agreement for a business combination may indicate that there are only a limited number of attractive target businesses available to entities like our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

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

After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our IPO was approximately $54,932,000, of which $53,429,000 was deposited into the trust account and the remaining proceeds from the IPO of approximately $1,503,000 are available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $2,200,485 in interest through June 30,, 2007.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Not applicable.

I tem 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

The Company has entered into a letter of intent, the first stage in the anticipated eventual acquisition of a small company we expect will contribute to our overall information technology protection strategy. The target company’s products are directed towards the identification and elimination of “malware” attacks on computer networks. This company alone is not large enough to satisfy the requirement that the Company purchase a business with a fair market value of at least 80% of our net asset value and the acquisition is therefore contingent upon our completing a transaction with at least one other entity as well as the satisfaction of other typical conditions set forth in the letter of intent, including the negotiation and execution of a definitive acquisition agreement. There can be no assurance that this acquisition will be completed, that the company’s products or technologies will be able to compete effectively in the marketplace or that the company’s products and technologies will be effectively integrated with other acquisitions made by the Company, if any. .See Part I, Item 2, “Management’s Discussion and Analysis” for additional information.

Item 6. Exhibits.

The Company hereby files as part of this Quarterly Report on Form 10-Q the Exhibits listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: August 13, 2007	By:	/S/ RALPH S. SHERIDAN
Name: Ralph S. Sheridan
Title: Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 13, 2007	By:	/S/ THOMAS J. COLATOSTI
Name: Thomas J. Colatosti
Title: President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.