Form 10-Q
period 2007-09-30
Good Harbor Partners Acquisition Corp
filed 2007-11-14
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period

September 30, 2007

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

There were 1,150,100 shares of Common Stock, par value $.0001, and 10,580,000 shares of Class B Common Stock, par value $.0001 outstanding as of November 9, 2007.

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

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

INDEX

Page
Condensed Financial Statements:

Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	4

Condensed Statements of Operations, for the three and nine months ended September 30, 2007 and 2006, and for the period from inception (August 10, 2005) to September 30, 2007 (unaudited)	5

Condensed Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2006 and the nine months ended September 30, 2007 (unaudited)	6

Condensed Statements of Cash Flows, for the nine months ended September 30, 2007 and 2006 and for the period from inception (August 10, 2005) to September 30, 2007 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8 - 14

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$901,793	$1,371,951
Investments held in Trust Fund including interest receivable of $153,665 and $147,202 (Note 1)	56,086,546	54,750,440
Prepaid expenses and other (Note 8)	178,191	91,834

Total assets	$57,166,530	$56,214,225

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	165,418	139,430

Total current liabilities	165,418	139,430

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value) (Note 1)	11,211,701	10,944,613

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 shares issued and outstanding (which includes 2,114,942 shares subject to possible conversion)	1,058	1,058
Additional paid-in-capital	43,966,881	44,233,969
Earnings accumulated in the development stage	1,821,357	895,040

Total stockholders' equity	45,789,411	45,130,182

Total liabilities and stockholders' equity	$57,166,530	$56,214,225

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended		Period from inception (August 10, 2005) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Professional Fees	70,190	15,593	166,341	94,270	308,989
Delaware franchise Tax (Note 4)	16,577	17,329	47,893	38,080	98,320
Other general and administrative expenses (Note 5)	103,396	59,552	224,903	173,506	480,176

Loss from operations	(190,163)	(92,474)	(439,137)	(305,856)	(887,485)
Interest income	466,340	433,203	1,365,454	900,629	2,708,842

Income before provision for income taxes	276,177	340,729	926,317	594,773	1,821,357
Provision for income taxes	—	—	—	—	—

Net income	$276,177	$340,729	$926,317	$594,773	$1,821,357

Accretion relating to Class B common stock subject to possible conversion	(91,364)	(84,542)	(267,088)	(177,733)	(531,244)

Net income attributable to other Class B stockholders and common stockholders	$184,813	$256,187	$659,229	$417,040	1,290,113

Weighted average Class B common shares outstanding subject to possible conversion	2,114,942	2,114,942	2,114,942	1,536,609

Net income per Class B common share subject to possible conversion, basic and diluted	$0.04	$0.04	$0.13	$0.12

Weighted average number of shares outstanding, basic and diluted	9,615,158	9,615,158	9,615,158	6,985,909

Net income per share, basic and diluted	$0.02	$0.03	$0.07	$0.09

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity for the period

from inception (August 10, 2005) to December 31, 2006

and for the nine months ended September 30, 2007 (unaudited)

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539
Sale of 575,000 Series A Units, 5,290,000
Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(264,156)	—	(264,156)
Net income	—	—	—	—	—	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182
Accretion relating to Class B common stock subject to possible conversion (unaudited)	—	—	—	—	(267,088)	—	(267,088)
Net income for the period (unaudited)	—	—	—	—	—	926,317	926,317

Balance, September 30, 2007 (unaudited)	1,150,100	$115	10,580,000	$1,058	$43,966,881	$1,821,357	$45,789,411

		—		—	—	—	—

See Notes to Unaudited Condensed Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	Period from inception (August 10, 2005) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$926,317	$594,773	$1,821,357
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(1,182,441)	(750,934)	(2,503,881)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(86,357)	(111,041)	$(178,191)
Interest receivable on investment held in Trust Fund	(153,665)	(138,175)	$(153,665)
Increase (decrease) in accrued expenses	25,988	62,483	$165,418

Net cash used in operating activities	(470,158)	(342,894)	(848,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(497,999,831)	(376,406,226)	(1,037,787,628)
Maturity of Securities held in trust	497,999,831	322,977,226	984,358,628

Net cash used in investing activities	—	(53,429,000)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	—	500
Proceeds from issuance of warrants	—	—	247,500
Proceeds from sale of underwriters’ purchase option	—	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders' equity	—	44,421,725	44,251,198

Net cash provided by financing activities	—	55,102,282	55,179,755

Net increase (decrease) in cash and cash equivalents	(470,158)	1,330,388	901,793

Cash and cash equivalents
Beginning of period	1,371,951	71,063	—

End of period	$901,793	$1,401,451	$901,793

Supplemental disclosure of non-cash financing activities:
Accretion relating to Class B common stock subject to possible conversion	$267,088	$177,733	$531,244

Fair value of underwriter purchase option included in offering costs		$810,000	$810,000

See Notes to Unaudited Condensed Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company") was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering relate to the identification and investigation of a Target Businesses.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS") No. 7.

The registration statement for the Company's initial public offering (“Offering") was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in trust. As at September 30, 2007. An amount of $56,086,546 (including interest receivable of $153,665) is being held in the Trust Fund. The Company's management has broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination"). Pending such a Business Combination, substantially all of the proceeds of any initial public offering would be held in trust (“Trust Fund") to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the initial public offering (the “Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

Both the Company's common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company’s formation and capital raising activities. Activities since the Company’s initial public offering relate to the identification and investigation of a Target Businesses.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in trust. As at September 30, 2007, an amount of $56,086,546 (including interest receivable of $153,665) is being held in the Trust Fund. The Company’s management has broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of any initial public offering would be held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the initial public offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.30 per share based on the value of the Trust Fund as of September 30, 2007. As a result of the Conversion Right, $11,211,701 (including accretion of $531,244 through September 30, 2007) has been classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of September 30, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2—OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (a “Class W Warrant”).

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) March 8, 2007 and (b) the completion of a Business Combination. The Class W Warrants will expire on March 7, 2011 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) March 8, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the "Underwriter's Purchase Option" or "UPO") to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 7).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for year ended December 31, 2006 included in the Company’s Form 10-K filed with the SEC on April 2, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST—The Company’s restricted investment held in the Trust Fund at September 30, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended September 30, 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS—The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2006 and September 30, 2007.

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

DEFERRED ACQUISITION COSTS—Costs related to proposed acquisitions are capitalized and in the event an acquisition does not occur, the costs are expensed.

NEW ACCOUNTING PRONOUNCEMENTS—

FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or anticipated to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 on January 1, 2007 did not have a material impact on the company's financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15,2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its condensed financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

NOTE 4—TAXES

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

Franchise taxes incurred in the State of Delaware of $16,577 and $17,329 for the three months ended September 30, 2007 and 2006, respectively, $47,893 and $38,080 for the nine months ended September 30, 2007 and 2006, respectively and $98,320 for the period from inception (August 10, 2005) to September 30, 2007 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 is included in general and administrative expenses on the accompanying statements of operations for the three months ended September 30, 2007, $22,250 for the three months ended September 30, 2006, $67,500 and $50,806 for the nine months ended September 30, 2007 and 2006, respectively, and $140,806for the period from inception (August 10, 2005) to September 30, 2007.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of September 30 2007, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of September 30, 2007, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of September 30, 2007 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of September 30, 2007 there were 8,225,000 Class Z Warrants outstanding.

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

NOTE 8—PROPOSED ACQUISITION

On August 9 and August 21, 2007, the Company entered into separate letters of intent to acquire two operating businesses in the security industry in a Business Combination. Approximately $45,000 of professional fees directly attributable to the Business Combinations has been recorded as a deferred acquisition cost included in prepaid and other on the accompanying balance sheet as of September 30,2007.

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

General:

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. Our entire activity from inception through the consummation of our IPO on March 15, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on March 15, 2006, our activity has been limited to identifying, investigating and negotiating potential agreements with targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We have neither engaged in any operations, generated any revenues (other than interest income), nor incurred any debt or expenses during the period ended September 30, 2007, other than expenses incurred in connection with the preparation and filing of legally required documents such as our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K; retaining the investment bank referred to below to research and identify possible acquisition candidates; and travel, legal and accounting expenses related to finding, developing and negotiating with acquisition candidates. Our travel expense policies are consistent with good business practice and we try to minimize such costs to the extent possible.

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

The Company also retained an investment bank for three months (now expired) to research and identify potential acquisition candidates and has agreed with other “finders” to pay a fee if we successfully complete a transaction with a target company identified by them. No fees are payable by the Company with respect to the targets with which it has entered into letters of intent to pursue acquisitions. Any acquisition must meet both the criteria set forth above and be at a price that we believe will enable our shareholders to obtain a fair return on their investment. We have made a number of preliminary offers for targets, but have not reached a definitive agreement with any company to date. In September 2007, the Board of Directors of the Company determined that in its judgment, the aggregate fair market value of the two companies with which the Company had entered into letters of intent to consummate business combinations at that time would exceed 80% of the Company’s net asset value at the time we expect to close these anticipated acquisitions (expected to be in March, 2008). The Company intends to continue to seek appropriate companies to acquire, either simultaneously with the acquisition of the two companies referenced above or subsequent to those acquisitions.

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

Results of Operations:

Net income for the three months ended September 30, 2007 of $276,177 consisted of interest income on the Trust Fund investment of $457,060, and interest on cash and cash equivalents of $9,280, offset by $190,163 in general and administrative expenses consisting of $70,190 for professional fees, $25,961 for insurance, $16,577 for Delaware franchise tax, $22,500 for office space and other general and administrative services and $54,935 for other expenses.

Net income for the three months ended September 30, 2006 of $340,730 consisted of interest income on the Trust Fund investment of $422,919 and interest on cash and cash equivalents of $10,285, offset by $92,474 in general and administrative expenses consisting of $15,953 for professional fees, $26,885 for insurance, $17,329 for Delaware franchise tax, $10,167 for other expenses and $22,500 for office space and other general and administrative services.

Net income for the nine months ended September 30, 2007 of $926,317, consisted of interest income on the Trust Fund investment of $1,336,106 and interest on cash and cash equivalents of $29,348, offset by $439,137 in general and administrative expenses consisting of $166,341 for professional fees, $78,116 for insurance, $47,893 for Delaware franchise tax, $67,500 for office space and other general and administrative services and $79,287 for other expenses.

Net income for the nine months ended September 30, 2006 of $594,773 consisted of interest income on the Trust Fund investment of $889,109 and interest on cash and cash equivalents of $11,520, offset by $305,856 in general and administrative expenses consisting of $94,270 for professional fees, $53,010 for insurance, $38,080 for Delaware franchise tax, $26,369 for printing, $23,823 for travel, $19,498 for other expenses and $50,806 for office space and other general and administrative services.

Net income for the period from August 10, 2005 (inception) to September 30, 2007 of $1,821,357 consisted of interest income on the Trust Fund investment of $2,657,546, and interest on cash and cash equivalents of $51,296, offset by $887,485 in general and administrative expenses consisting of $308,989 for professional fees, $157,346 for insurance, $98,320 for Delaware franchise tax, $31,911 for printing, $117,301 for travel, $29,071 for other expenses and 144,547 for office space and other general and administrative services.

Liquidity and Capital Resources:

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The funds placed in trust after completion of the IPO have been invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At September 30, 2007, we had cash outside of the trust account of $901,793, investments held in the trust account of $56,086,546, prepaid expenses and other assets of $178,191 and total current liabilities of $165,418.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until March 15, 2008, assuming that a business combination is not consummated during that time. We anticipate using the funds held outside of the trust account, totaling $901,793 as of September 30, 2007, to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, certain vendors have and may be asked to defer a portion of their charges until after the completion of our business combination in order to insure that we have adequate funds to operate our business until then. Additionally, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising transaction simultaneously with the consummation of a business combination.

Beginning March 8, 2006, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $22,500 and $67,500 is included in general and administrative expenses on the accompanying statements of operations for the three and nine month periods ended September 30, 2007;

Critical Accounting Policies:

We believe the following accounting polices involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Investments, Net Income Per Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in Note 3 to our third quarter unaudited condensed financial statements included elsewhere in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds was placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust, including interest earned thereon, will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of September 30, 2007, $848,238 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $53,556 are being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, do not pose significant market risk to us.

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

As a result of the evaluation completed by management, and in which Messrs. Sheridan and Colatosti participated, we have concluded that there were no changes during the fiscal quarter ended September 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based upon publicly available information as of November 7, 2007, we have identified 130 blank check companies which have gone public since August 2003, of which 39 have completed a business combination. Seven blank check companies have liquidated or are in the process of liquidating. The remaining 84 blank check companies have more than $10.2 billion in trust and are seeking to complete business combinations. Of these companies, only 23 companies have announced that they have entered into definitive agreements for business combinations but not yet consummated them. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Quarterly Report on Form 10-Q and prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

Since we have not yet definitively agreed to acquire one or more a target businesses, we cannot currently ascertain the merits or risks of the business(es) which we may ultimately acquire.

We may consummate a business combination with any entity that has an operating business in the security industry. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business(es) which we may ultimately acquire. To the extent we complete a business combination with a financially unstable business or an entity in its development stage, we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Series A units and Series B units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

Initially, we will only be able to complete on, or multiple smaller business combinations, which will cause us to be dependent on a single business or multiple small businesses and a limited number of products or services.

The net proceeds from our initial public offering provided us with only approximately $53,400,000 that we may use to complete a business combination. Our initial business combination must be with an entity that has an operating business in the security industry and that has a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of more than one operating business. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business or two or more smaller businesses; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe, based on our management’s industry knowledge and experience both in the security industry and in connection with transactions involving the acquisition of operating companies, that there are numerous potential target businesses that we could acquire in the security industry with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that as of November 7, 2007 only 39 of the 130 blank check companies that have gone public since August 2003 have completed a business combination and only 23 additional of such companies have announced that they have entered into a definitive agreement for a business combination may indicate that there are only a limited number of attractive target businesses available to entities like our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

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

After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from our IPO was approximately $54,932,000, of which $53,429,000 was deposited into the trust account and the remaining proceeds from the IPO of approximately $1,503,000 are available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $             in interest through September 30, 2007.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

13

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

In September 2007, the Board of Directors of the Company concluded that in its judgment, the combined fair market value of the two companies with which the Company had as of that date entered into letters of intent to consummate a business combination would exceed 80% of the net asset value of the Company on the date that the acquisition of the two companies is consummated (expected to be in March, 2008). However, the Board expressed its desire to seek additional appropriate companies to acquire consistent with the goals and objectives set forth in this and previously filed quarterly reports and this Company’s Annual Report on Form 10-K filed on April 2, 2007. The potential acquisitions described in this Item 5 are subject to the satisfaction of typical conditions set forth in the letters of intent, including the negotiation and execution of definitive acquisition agreements with each target company. There can be no assurance that these acquisitions will be completed, that the target companies’ products or technologies will be able to compete effectively in the marketplace or that the target companies’ products and technologies will be effectively integrated with each other’s or with the products and technologies of other acquisitions made by the Company, if any. See Part I, Item 2, “Management’s Discussion and Analysis” for additional information.

Item 6.	Exhibits.

The Company hereby files as part of this Quarterly Report on Form 10-Q the Exhibits listed in the attached Exhibit Index.

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: November 12, 2007	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: November 12, 2007	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer
(Principal Financial and Accounting Officer)

15

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.

16