Form 10-K
period 2007-12-31
Good Harbor Partners Acquisition Corp
filed 2008-04-15
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15341

Good Harbor Partners Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 Byron Road, Weston, MA	02493
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: [(781) 812 – 9199]

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Stock Market LLC
Series A Units	The NASDAQ Stock Market LLC
Class W Warrants	The NASDAQ Stock Market LLC
Class Z Warrants	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company.  Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $460,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,150,100 shares of Common Stock were outstanding on April 9, 2008.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our change in corporate status to an ongoing business corporation seeking an acquisition in any industry (i.e. not limited to the security industry), our dependence on key personnel, some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1.	Business.

Introduction

We were incorporated in August, 2005 to serve as an acquisition vehicle for operating businesses in the security industry. Our initial public offering was completed in March, 2006. As a “special purpose acquisition company” (“SPAC”), we were required to complete the acquisition of an operating business in the security industry by March, 2008. We were unable to do so and on February 7, 2008 liquidated the trust fund we held on behalf of our Class B Common Stock holders, returning the trust funds to the Class B holders. At the same time, we amended our Charter to eliminate the provisions which qualified us as a SPAC, and we are now a public business corporation without any operating assets. Our plan is to identify an operating business to purchase or merge with. Our current business consists solely of identifying, researching and negotiating the purchase of a business management deems to be in the best interest of our shareholders.

We believe that our previous focus on the security industry was too limiting and we are now broadening our search without regard to the industry in which potential targets operate. We seek a business which is profitable, with positive cash flow, with significant growth potential and which can benefit from (i) the advantages which typically accrue to a public company such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

Management

In connection with the changes to the Company’s business identified above, we expect that the management of the Company will change in the near future. Ralph S. Sheridan is expected to continue as the Chief Executive Officer and as a Director of the Company. In light of the Company’s new, broader investment focus beyond the security industry and the expectation that the Company will raise additional capital to fund ongoing operations, it is likely that the composition of the Board of Directors will change to include representation by or with respect to the individuals or institutions providing that additional capital. Any changes in the Company’s management will be promptly reported by the Company as required.

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

Capital Requirements and Acquisition Financing

The Company spent all of its previously raised operating capital seeking acquisitions in the security industry, liquidating the Class B Trust Fund and reconstituting itself as an ongoing business corporation as described in previous public filings. In order to continue its operations to seek an acquisition target and to close an appropriate business combination with a target, the Company will need additional capital.

We believe that we have identified sources of adequate additional capital on reasonable terms, but those funds have not yet been committed or delivered to the Company, and we cannot assure you that those funds will be made available to the Company on a timely basis. In addition, the funds are expected to be raised from current stockholders, and while we believe the expected terms of the capital raising transaction are reasonable and at least as favorable to the Company as terms that might be available from unaffiliated third parties, we cannot assure you of the reasonableness of any such transaction, should it be completed. The transaction may result in dilution to the interests of existing investors in the Company who do not participate in the capital raising transaction.

We believe that the funds to be raised will be received in timely fashion and will be sufficient to support the Company’s operations through the acquisition of an operating business, but we cannot assure you that such funds, if raised, will be adequate for that purpose, in which case we might need to raise additional capital. We cannot assure you that any additional required capital will be available to the Company on reasonable, or any, terms at that time.

Even if we raise the capital necessary to operate our business as described, we will have limited capital resources with which to consummate the acquisition of an operating business. It is likely that such an acquisition will likely be largely for stock in the Company, or a combination of stock and cash raised in a debt or equity transaction closed simultaneously with the purchase of the target business. All of these factors may negatively impact our ability to enter into an agreement to purchase an operating business or to complete any such transaction on reasonable terms.

We Have Not Identified a Target Business

To date, we have not identified any specific potential acquisition candidates other than those associated with our previous focus on the security business and referred to in previous public disclosures, and we have not made preliminary or firm offers to or completed a business combination with any target. We cannot assure you that we will be able to identify a target business or that we will be able to engage in a business combination with a target business on favorable or acceptable terms.

We have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Based on our management’s experience in finance and industry and with transactions involving the acquisition of operating businesses, we believe that there are numerous acquisition candidates. In general, our review procedure is expected to be as follows: Once an operating business passes an initial screening intended to eliminate any obviously unsuitable candidates, we will examine it through analysis of available information and general due diligence. We will then then pursue in more detail and at greater expense in time, money and effort the most promising businesses we identify. In addition to our management’s, directors’ and advisors’ extensive experience and personal networks, potential target businesses may be brought to our attention by various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since we are known to be looking for acquisition candidates. We may agree (and have agreed in the past) to pay unaffiliated parties a fee if a purchase transaction is consummated with the target company brought to our attention by such a party. Our management continues to broaden its network of contacts by attending seminars, trade shows and conventions. We may engage firms in the finance or transaction businesses in the future, in which event we may pay a finder’s fee or other compensation to them in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. A finder’s fee or other compensation payable by us might be conditioned, in whole or in part, on the consummation of the related acquisition and would likely be a percentage of the fair market value of the transaction, with the percentage to be determined on an arm’s length basis based on market conditions at the time we enter into an agreement with a finder or broker.

Selection of a Target Business and Structuring of a Business Combination

There is no limitation on our ability to raise additional funds through the sale of our securities or through loan transactions that would, if we were successful in raising such funds, enable us to acquire a target company larger than one we might be able to acquire based solely on our current capitalization.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operations (although we have no specific measurements of financial condition or results of operations in mind);

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	whether, and the extent to which, the target will likely be required to raise debt and/or equity financing in the future;

•	competitive position;

•	barriers to entry into other industries;

•	the diversity of, and historical revenues generated by, the products, processes or services;

•	the extent to which some or all of the products are still in the research and development stage;

•	the degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

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

In evaluating a prospective target business, we intend to conduct an extensive due diligence review which is expected to encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or may be conducted in whole or in part by unaffiliated third parties we may engage, although we have not, and have no current intent to, engage any such third parties.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or relevant state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

If we were to seek additional funds in order to be able to acquire a business larger than one we could acquire based solely on our current resources and capitalization, any such arrangement would only be consummated simultaneously with our consummation of a business combination with that larger target.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

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

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Employees

We do not have any employees. Two directors currently serve in executive capacities in order for the Board to be able to discharge its responsibilities until such time as the Company acquires an operating business. These two individuals have other business interests and are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deems necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of our business combination process. When a target business which is believed to be worthy of further examination as a potential acquisition, they will spend more time investigating that target business and negotiating a potential business combination (and consequently more time on our affairs) than they will when no specific target business has been identified. We do not intend to have any full time employees prior to the consummation of a business combination.

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

We do not presently have sufficient capital to operate our business. We have plans to raise additional capital from current shareholders of the Company, but there can be no assurances that such capital will be raised on a timely basis or will be adequate to fund the Company through the acquisition of an operating business. Any transaction by the Company to raise capital may result in the dilution of existing investors who do not participate in the transaction. Failure to raise adequate funds in timely fashion will likely result in the termination of the Company’s operations and the loss of investors’ entire investment in the Company.

We are a development stage company with no operating history and very limited resources.

We are a development stage company with no operating results to date and a recently changed corporate charter allowing us to significantly change our business plan. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We are currently in the process of evaluating and identifying targets for a business combination. We have no present revenue and will not generate any revenue (other than perhaps interest income on capital raised to fund our operations, if any) until, at the earliest, after the consummation of a business combination. We cannot tell you when or if a business combination will occur.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be difficult for us to complete a business combination.

There are a large number of public shell companies, blank check companies and operating companies seeking to acquire operating businesses and we are subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination.

Since we have not yet identified a target business, we cannot currently ascertain the merits or risks of the business which we may ultimately acquire.

We may consummate a business combination with any entity that has an operating business. We are currently in the process of evaluating and identifying targets for a business combination. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable business or an entity in its development stage, we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Initially, we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

Because of our uncertain and limited capital position, it is likely that any business combination we enter into with an operating business will likely be for stock, or will be closed simultaneously with an equity or debt transaction to raise additional capital for the purchase transaction and possibly for working capital as well. Thus, we expect that initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

We expect to encounter intense competition from other entities with business objectives similar to ours including blank check companies, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may have insufficient capital or be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction. If the capital available to us proves to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and warrants and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the Series A units and Series B units, we issued warrants to purchase 16,300,000 shares of common stock. Our initial securityholders, including our officers and directors and/or certain of their affiliates, have also purchased warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We have also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the underwriters which, if exercised, will result in the issuance of 50,000 additional shares of common stock and warrants to purchase an additional 710,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, our existing stockholders may experience dilution of their holdings.

Item 2.	Properties.

We do not own any material property. Our sole office is located at 79 Byron Road, Weston, MA 02493 and is presently provided free of charge by our President. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its security holders during its last fiscal year. However, on January 31, 2008, our stockholders voted to accelerate the distribution of the funds held in the Class B Trust Fund and to make certain changes to the charter of the Company which resulted in the Company being able to continue its operations indefinitely past March 15, 2008 pursuant to an Amended and Restated Certificate of Incorporation. Further details about this Meeting and the votes approved by the Company’s stockholders may be obtained by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our Common Stock trades on the OTC Bulletin Board. Our Class B Common Stock traded on the OTC Bulletin Board until trading was halted on February 1, 2008. Quarterly high and low bid prices for each security were as follows for the quarterly periods indicated:

Quarter Ending:
Class of Security	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07
Common Stock*	—	2.55 - 2.00	2.10 - 1.75	2.75 - 2.28	$1.75 - 1.60	$1.60 - 1.01	$1.10 - 0.77	$1.10 - 0.28
Class B Common Stock*	—	5.15 - 4.75	4.87 - 4.78	5.15 - 4.75	5.07 - 4.83	5.11 - 5.04	5.13 - 5.05	5.26 - 5.12

*	Trading in the Common Stock and Class B Common Stock began on June 6, 2006.

On April 9, 2008, the closing bid price for our Common Stock was $0.35 per share.

As of April 9, 2008, there was one holder of record for the 1,150,100 shares Common Stock outstanding.

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

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financials statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm.

	Year Ended 12/31/2007	Year Ended 12/31/2006	Period from inception (August 10, 2005) to 12/31/2005
Statement of Operations Data:
Operating loss	$(1,271,609)	$(437,888)	$(10,461)
Interest income	1,804,559	1,343,389	—
Net income (loss)	532,950	905,501	(10,461)
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(326,188)	(264,156)	—
Net income (loss) attributed to other Class B stockholders and common stockholders	206,762	641,345	(10,461)

Earnings per share data:
Class B common shares outstanding subject to possible conversion	2,114,942	2,114,942	—
Net income per Class B common share subject to possible conversion, basic and diluted (Note 3):	$0.15	$0.12	$—
Weighted average basic and diluted shares outstanding	9,615,158	7,648,624	100
Net income (loss) per share, basic and diluted (Note 3):	$0.02	$0.08	$(104.61)

Other Financials Data:
Net cash used in operating activities	$(1,182,569)	$(372,394)	$(6,410)
Cash contributed to trust fund	—	(53,429,000)	—
Net proceeds from public offering allocable to stockholders’ equity	—	44,421,725	—
Portion of net proceeds from public offering allocable to Common Stock subject to possible conversion	—	10,680,457	—

	December 31, 2007	December 31, 2006
Selected Balance Sheet Data:
Cash and cash equivalents	$189,382	$1,371,951
Investment held in Trust Fund	56,521,819	54,750,440
Total assets	56,739,101	56,214,225
Common stock, Class B subject to redemption	56,521,819	—
Common stock subject to possible conversion	—	10,944,613
Total stockholders’ equity	85,926	45,130,182

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Company’s audited financial statements and footnotes thereto contained elsewhere in this Report.

General

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses during the period ended December 31, 2007, other than in connection with our IPO and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating the Class B Trust Fund and reconstituting the Company as an ongoing business corporation. We have incurred expenses only in connection with the preparation and filing of legally required documents such as our 10-Q’s and 10-K’s and the proxy statement in connection with the Stockholders’ Meeting referred to in Part I, Item 4 above; retaining the investment bank referred to below to research and identify possible acquisition candidates; and travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice and we try to minimize such costs to the extent possible.

2007

During the first nine months of 2007, the Directors aggressively pursued acquisition opportunities in the security sector with an emphasis on information technology security. In September, 2007 we announced that we had entered into letters of intent with two companies. These companies were believed to be synergistic in their capabilities to address security problems for large enterprise network systems. In October and early November of 2007, the Board completed due diligence, negotiated definitive agreements with each target company and worked with counsel and other advisors to complete the SEC filings required to be made in connection with the planned acquisitions. In the second week of November, 2007, we received financial information on one of the companies that dramatically affected our valuation of that company and thus of the entire combined transaction. Based on this information the combined value of the two companies no longer met the minimum required by our charter documents and initial public offering prospectus (“Prospectus”), i.e., eighty percent of the value of the funds held in trust. After consulting with our investment bankers and outside counsel, we withdrew the letters of intent and reported to our stockholders that given the late date, we did not believe it was possible to complete a new and different transaction within the time frame required by our charter documents and Prospectus. For the balance of the quarter we worked on the proxy statement and other materials necessary to obtain the stockholder vote required to return early the funds held in trust for the B shareholders. The meeting to accomplish that purpose was held on January 31, 2008 (see Part I, Item 4 above) and at that time, we also asked our remaining common stockholders to amend the charter to allow continuation of the corporation after the return of the funds held in Trust to the Class B stockholders, and the common stockholders voted to approve the necessary amendments. In essence, the Company ceased to be a blank check company on January 31, 2008. It is now a public shell company seeking a merger candidate that will represent a good investment for its common stockholders.

The trust funds in the amount of $56,660,364 were transferred to the Class B stockholders on February 7, 2008.

From an operational perspective, the company had, and continues to have, no operating business. The Trust and the excess cash working capital accounts were invested in separate accounts with Lehman Brothers. Expenses for the year were in three categories: (i) required corporate legal and maintenance expenses, e.g., SEC filings such as 10-Q’s, 8-K’s and the 10-K, insurance and corporate franchise taxes; (ii) business development expenses related to identifying, analyzing and performing due diligence investigations of potential acquisition candidates including travel, expert technology valuation, and industry analysis; and (iii) transaction negotiation and closing costs including accounting, legal and SEC document preparation costs.

Results of Operations

Net income for the year ended December 31, 2007 of $532,950 consisted of interest income on the Trust Fund investment of $1,771,379, and interest on cash and cash equivalents of $33,180, offset by $1,271,609 in general and administrative expenses consisting of $924,385 for professional fees, $105,843 for insurance, $63,000 for Delaware franchise tax, $71,233 for travel, $24,648 for other expenses and $82,500 for office space and other general and administrative services.

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

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Substantially all of the net proceeds of this offering were used in our attempts to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring and negotiating the business combination, as well as in engaging in the activities described above resulting from our inability to complete the acquisition of a target business on a timely basis. The funds placed in trust after completion of the IPO were invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. At December 31, 2007, we had cash outside of the trust account of $189,382, investments held in the trust account of $56,521,819, prepaid expenses and other assets of $27,900 and total current liabilities of $56,653,175, including a $56,521,819 redemption payable to Class B stockholders.

Virtually all of the funds held outside of the trust account totaling $1,371,951 as of December 31, 2006, were used to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred to run the company. We will have to raise additional funds to continue operating the business of the company and believe such funds will be available to us from existing stockholders. However we cannot assure you that such funds will be available on a timely basis or at a reasonable cost. Additionally, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

If we issue additional shares of our capital stock:

•	it may significantly reduce the equity interest of our stockholders;

•	it may result in the subordination of the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•

it may cause a change in control if a substantial number of our shares of common stock are issued, which would affect, among other things, our ability to use our net operating loss carry forwards, if any, and might also result in the resignation or removal of one or more of our officers and directors; and

•	might adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Beginning March 8, 2006 and ending in November, 2007, we became obligated to pay Good Harbor Consulting, LLC, an affiliate of Richard A. Clarke, our Chairman, Roger W. Cressey, our Vice Chairman, and John S. Tritak, a member of our Board of Directors, a monthly fee of $7,500 for office and administrative services. This arrangement was for our benefit and was not intended to provide compensation in lieu of a salary. An amount of $82,500 is included in general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2007, and $73,306 for the year ended December 31, 2006 with respect to this arrangement.

2006

Our entire activity from inception through the consummation of our IPO was to prepare for and complete our IPO. From the consummation of our IPO through the end of 2006, our activity was limited to identifying and investigating potential targets for a business combination.

The areas of primary focus for potential acquisitions were information technology security, video surveillance software, access control and identity management, and asset tracking. We concentrated on commercial (as opposed to government) markets where there are economic incentives to implement security solutions for convenience and the protection of assets, information, personnel, and property.

In addition to traditional due diligence and financial and market analysis, we sought potential acquisition candidates that meet three additional criteria: the robustness of the target technology for application to expanded markets as well as its ability to withstand competitive imitation; the ability of the target to serve as a platform for other related acquisitions that will accelerate revenue growth; and the depth of the target’s management team and the commitment of important personnel to staying with the target after acquisition to assist in building a substantially larger enterprise.

The relationships and industry knowledge of the Company’s principals provided a steady flow of acquisition candidates. The Company also retained an investment bank for three months to research and identify potential acquisition candidates and agreed with other “finders” to pay a fee if we successfully completed a transaction with a target company identified by them (no such fee was paid or is owing). We made a number of preliminary offers for targets, but did not reach a definitive agreement with any target during 2006 (or during 2007). Our general experience was that asking prices from the principals of potential acquisitions were unrealistically high and we were unable to negotiate a lower purchase price that satisfied our valuation criteria. Any acquisition had to meet both the criteria set forth above and be at a price that we believed would enable our shareholders to obtain a fair return on their investment.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $53,429,000 of the net offering proceeds was placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust are invested solely in Commonwealth of Virginia tax-exempt bonds and totaled $56,521,819 at December 31, 2007. As of December 31, 2007, $85,449 of the proceeds not held in trust were being held in a cash management account with Lehman Brothers and $103,933 were being held in a business checking account with Bank of America. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 8.	Financial Statements and Supplementary Data.

Good Harbor Partners Acquisition Corp.

INDEX

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and December 31, 2006	F-3

Statements of Operations, for the years ended December 31,
2007 and 2006, and for the period from inception (August 10, 2005) to
December 31, 2005 and the period from August 10, 2005 to December 31, 2007

F-4

Statement of Stockholders’ Equity for the period from inception (August 10, 2005) to December 31, 2005 and the years ended December 31, 2006 and 2007	F-5

Statements of Cash Flows, for the years ended December 31, 2007 and 2006 and for the period from inception (August 10, 2005) to December 31, 2005 and the period from August 10, 2005 to December 31, 2007	F-6

Notes to Financial Statements	F-7 – F-17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Good Harbor Partners Acquisition Corp.

Weston, MA

We have audited the accompanying balance sheets of Good Harbor Partners Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, the period from inception (August 10, 2005) to December 31, 2005 and the period from inception (August 10, 2005) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 18 months from the date of the consummation of its initial public offering (“Offering”) (such date was September 15, 2007) or 24 months from the consummation of the Offering if certain extension criteria had been satisfied (such date was March 15, 2008). In November 2007 the Company announced its termination of letters of intent for potential business combinations, plans to distribute the amount held in the Trust Fund to its Class B stockholders and intends to adopt a plan for continued corporate existence. Such distribution of the Trust Fund occurred in February 2008.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Harbor Partners Acquisition Corp. as of December 31, 2007 and 2006, and its results of operations and its cash flows for the years ended December 31, 2007 and 2006, the period from inception (August 10, 2005) to December 31, 2005 and the period from inception (August 10, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has distributed the amounts held in its Trust Fund, has a remaining cash balance of $189,382, current liabilities of $131,356 and expects to incur costs in pursuit of its acquisition plans for which further financing will be required. The possibility that such further financing and acquisitions will not be consummated raises substantial doubt as to its ability to continue as a going concern.

BDO Seidman, LLP

New York, New York

April 14, 2008

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Balance Sheets

	As of December 31, 2007	As of December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$189,382	$1,371,951
Investments held in Trust Fund including interest receivable of $139,625 and $147,202 (Note 1)	56,521,819	54,750,440
Prepaid expenses and other	27,900	91,834

Total assets	$56,739,101	$56,214,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	131,356	139,430
Common stock, Class B subject to redemption, (Notes 1 and 9)	56,521,819	—

Total current liabilities	56,653,175	139,430

Common stock, Class B subject to possible conversion, (2,114,942 shares at conversion value)	—	10,944,613

Commitments (Note 5)
Stockholders’ Equity (Notes 2, 6, 7 and 9):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 10,580,000 shares issued and outstanding	1,058	1,058
Additional paid-in-capital	1,749,582	44,233,969
Earnings (deficit) accumulated in the development stage	(1,664,829)	895,040

Total stockholders’ equity	85,926	45,130,182

Total liabilities and stockholders’ equity	$56,739,101	$56,214,225

See Notes to Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Statements of Operations

	For the years ended		Period from inception (August 10, 2005) to	Period from inception (August 10, 2005) to
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007
Operating expenses:
Professional Fees	$924,385	$132,381	$10,267	$1,067,033
Delaware franchise Tax (Note 4)	63,000	50,426	—	113,426
Other general and administrative expenses (Note 5)	284,224	255,081	194	539,499

Loss from operations	(1,271,609)	(437,888)	(10,461)	(1,719,958)
Interest income	1,804,559	1,343,389	—	3,147,948

Income before provision for income taxes	532,950	905,501	(10,461)	1,427,990
Provision for income taxes	—	—	—	—

Net income	$532,950	$905,501	$(10,461)	$1,427,990

Accretion relating to Class B common stock subject to possible conversion	(326,188)	(264,156)	—	(590,344)

Net income attributable to other Class B stockholders and common stockholders	$206,762	$641,345	$(10,461)	837,646

Class B common shares outstanding subject to possible conversion	2,114,942	2,114,942	—

Net income per Class B common share subject to possible conversion, basic and diluted (Note 3)	$0.15	$0.12	$—

Weighted average number of shares outstanding, basic and diluted	9,615,158	7,648,624	100

Net income (loss) per share, basic and diluted (Note 3)	$0.02	$0.08	$(104.61)

See Notes to Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity for the inception

of August 10, 2005 to December 31, 2007

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539
Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net procceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(264,156)	—	(264,156)
Net income	—	—	—	—	—	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(326,188)	—	(326,188)
Net income	—	—	—	—	—	532,950	532,950

Net income from inception to December 31, 2007 before reclassification of interest earned on trust account	—	—	—	—	—	1,427,990	—

Reclassification of interest earned on trust account since inception to additional paid-in capital	—	—	—	—	3,092,819	(3,092,819)	—
Reclassification of Class B common stock value subject to redemption to current liability	—	—	—	—	(45,251,018)	—	(45,251,018)

Balance, December 31, 2007	1,150,100	$115	10,580,000	$1,058	$1,749,582	$(1,664,829)	$85,926

See Notes to Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Statements of Cash Flows

	For the year ended December 31, 2007	For the year ended December 31, 2006	Period from inception (August 10, 2005) to December 31, 2005	Period from inception (August 10, 2005) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$532,950	$905,501	$(10,461)	$1,427,990
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(1,631,754)	(1,174,238)	—	(2,805,992)

Changes in operating assets and liabilities:
Increase in prepaid expenses and other	63,934	(91,834)	—	(27,900)
Interest receivable on investment held in Trust Fund	(139,625)	(147,202)	—	(286,827)
Increase (decrease) in accrued expenses	(8,074)	135,379	4,051	131,356

Net cash used in operating activities	(1,182,569)	(372,394)	(6,410)	(1,561,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(497,999,831)	(539,787,797)	—	(1,037,787,628)
Maturity of Securities held in trust	497,999,831	486,358,797	—	984,358,628

Net cash used in investing activities	—	(53,429,000)	—	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	—	500	500
Proceeds from issuance of warrants	—	—	247,500	247,500
Payments for offering costs	—	—	(170,527)	(170,527)
Proceeds from sale of underwriters’ purchase option	—	100	—	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457	—	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders’ equity	—	44,421,725	—	44,421,725

Net cash provided by financing activities	—	55,102,282	77,473	55,179,755

Net increase (decrease) in cash and cash equivalents	(1,182,569)	1,300,888	71,063	189,382

Cash and cash equivalents
Beginning of period	1,371,951	71,063	—	—

End of period	$189,382	$1,371,951	$71,063	$189,382

Supplemental disclosure of non - cash financing activities:
Accrued registration costs	$—	$—	$147,063	$—

Accretion relating to Class B common stock subject to possible conversion	$326,188	$264,156	$—	$590,344

Fair value of underwriter purchase option included in offering costs	$—	$810,000	$—	$810,000

Reclassification of Class B common stock to liability	$45,251,018	$—	$—	$45,251,018

Reclassification of Class B , subject to possible conversion to liability	$11,270,801	$—	$—	$11,270,801

See Notes to Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering related to the identification and investigation of a Target Businesses. (See Recent Events below and through November 15, 2007)

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

Recent Events

In November 2007, the Company entered into two letters of intent to acquire operating businesses in the security industry. The company anticipated consummating both transactions in the early part of 2008. On November 15, 2007, the company announced its termination of its previously announced letters of intent for business combinations in the security industry. As a result the company plans to distribute the amount held in the Trust Fund to its Class B stockholders and adopt a plan for continued corporate existence. (See Note 9)

As a result of the company’s intent to return the proceeds held in the Trust Fund to the Class B common stockholders, $56,521,819 (which includes interest aggregating $3,092,819 since the Offering; and consisting of a $45.3 million reclassification from paid-in-capital and a $11.2 million reclassification from Class B common stock subject to conversion; approximately $5.34 per share) has been classified as a current liability in the accompanying balance sheet at December 31, 2007. This amount and additional interest earned in 2008 of $138,545 aggregating $56,660,364 was distributed to Class B stockholders on February 7, 2008.

Organization

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in Trust. The Company’s management had broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of any initial public offering would be held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months (September 15, 2007), or consummated in 24 months (March 15, 2007), subsequent to the initial public offering (the “Target Business Acquisition Period”). In the event there was no Business Combination, the Company would dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, would be distributed to the holders of common stock sold in the Offering.

Both the Company’s common stock and Class B common stock have one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Further, since a Business Combination will not be consummated during the Target Business Acquisition Period, the Trust Fund will be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares. Common stockholders will receive none of the proceeds from the Trust Fund should a Business Combination not be consummated.

The Company, after signing a definitive agreement for a Business Combination, would have been obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that voted against such proposed Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price would be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.17 per share based on the value of the Trust Fund as of December 31, 2006. As a result of the Conversion Right, $10,944,613 (including accretion of $264,156 through December 31, 2006) was classified as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of December 31, 2006. In November 2007, $11,270,801 of Class B common stock subject to conversion (including accretion of $326,188 during 2007) was reclassified to current liabilities (See discussion in Recent Events and Note 9 with respect to common stock, Class B as of December 31, 2007). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of a Business Combination and those holders owning 20% or more of the outstanding Class B common stock did not exercise their Conversion Rights, the Business Combination would then have been consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would have been converted to common stock.

Going concern consideration—As indicated in the accompanying financial statements, at December 31, 2007, the Company had $189,382 in cash and working capital of $85,926. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to seek out and identify an appropriate operating business meeting the criteria the Company intends to develop for candidates with which to pursue a business combination (“Target Business”), perform necessary due diligence investigations of Target Businesses and negotiate and close a business combination with the selected Target Business. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

NOTE 2—OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants (a “Class W Warrant”).

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

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 7).

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

INVESTMENTS HELD IN TRUST—The Company’s restricted investments held in the Trust Fund have been comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or

Commonwealth of Maryland and therefore no provision for income taxes has been required for the years ended December 31, 2007 and 2006 or the period from inception (August 10, 2005) to December 31, 2005.

NET INCOME PER SHARE—Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share, subject to possible conversion, is calculated by dividing accretion relating to Class B common stock subject to possible conversion by the number of Class B common shares outstanding subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share.

As a result of the Company’s distribution of the Trust Fund to the Class B Common Stockholders as discussed in Note 9, all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon on February 7, 2008. Due to the distribution to Class B common shareholders made in February 2008 and the inclusion therein of $3,092,819 of interest earned on the Trust Fund to December 31, 2007 discussed in Note 1, the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,580,000 shares) and common stock (1,150,100 shares) since inception. Such amounts would be $0.29 net income per share of common stock Class B (based on $3,092,819 interest on Trust Fund since the Offering) and $1.45 net loss per share of common stock (based on net loss since inception of $1,664,829 excluding interest on Trust Fund) for the 10,580,000 and 1,150,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2007 and December 31, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS— In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 effective January 1, 2007 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, and (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions could have a material impact on the Company’s results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.

The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements

NOTE 4—TAXES

Income Taxes

No provisions for federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal and Virginia state taxation.

Other

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

Franchise taxes incurred in the State of Delaware of $63,000 and $50,426 for the years ended December 31, 2007 and 2006 , respectively and $113,426 for the period from inception (August 10, 2005) to December 31, 2007 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain securityholders, $7,500 per month for office, secretarial and administrative services. An amount of $82,500 is included in general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2007 and $73,306 for the year ended December 31, 2006 and $155,806 for the period from inception (August 10, 2005) to December 31, 2007. This arrangement was terminated in November 2007.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of December 31 2007, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B stock issued and outstanding,

As of December 31, 2007, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

NOTE 7—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of December 31, 2007 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of December 31, 2007 there were 8,225,000 Class Z Warrants outstanding.

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

NOTE 8 — Summarized Quarterly Financial Information (unaudited)

	Quarter Ended
	March 31 2007	June 30 2007	September 30 2007	December 31 2007
Interest income	$439,267	$459,846	$466,340	$439,105
Operating expenses	138,047	110,631	190,063	832,868
Net income	301,220	349,215	276,278	(393,763)
Accretion of Trust Account relating to common stock subject to possible conversion	(85,065)	(90,656)	(91,366)	(59,100)
Net income attributable to common stockholders	216,155	258,559	184,911	(452,863)
Weighted average number of shares outstanding, basic and diluted	9,615,158	9,615,158	9,615,158	9,615,158
Net income per share, basic and diluted	$0.02	$0.03	$0.02	$(0.05)
Class B shares outstanding subject to possible conversion	2,114,942	2,114,942	2,114,942	2,114,942
Net income per share subject to possible conversion, basic and diluted	$0.04	$0.04	$0.04	$0.03

	Quarter Ended
	March 31 2006	June 30 2006	September 30 2006	December 31 2006
Interest income	$60,658	$406,768	$433,204	$442,759
Operating expenses	17,212	196,169	92,474	132,033
Net income	43,446	210,598	340,730	310,727
Accretion of Trust Account relating to common stock subject to possible conversion	(12,126)	(81,066)	(84,542)	(86,423)
Net income attributable to common stockholders	31,320	129,532	256,188	224,304
Weighted average number of shares outstanding, basic and diluted	2,000,433	11,730,100	9,615,158	9,615,158
Net income per share, basic and diluted	$0.02	$0.01	$0.03	$0.02
Class B shares outstanding subject to possible conversion	2,114,942	2,114,942	2,114,942	2,114,942
Net income per share subject to possible conversion, basic and diluted	$0.01	$0.04	$0.04	$0.04

NOTE 9 – Subsequent Events

At a Special Meeting held on January 31, 2008, its stockholders voted to distribute its trust fund for the benefit of its Class B Common Stockholders of record as of January 31, 2008 as soon as possible. The vote had the automatic effect of immediately canceling all Class B shares and converting them into rights to receive a pro rata share of the trust fund distribution ($5.35 per share). The distribution, in the aggregate amount of $56,660,364 ($5.35 per share), occurred on or about February 7, 2008. Accordingly, the Company’s Class B Units were mandatorily separated into their component parts: two warrants to purchase Common Stock and rights to receive the distribution on two Class B shares. Additionally, at a continuation of the same Special Meeting, the Company’s remaining Common Stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of March 15, 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Our Chief Executive Officer and Treasurer evaluated our internal disclosure and financial reporting controls and procedures at the end of 2007 as required by Securities and Exchange Commission regulations. In light of the Company’s minimal business expenditures, many of which are required by law, regulation or the Company’s agreements in connection with its initial public offering, the small group of senior personnel responsible for all of the company’s activities, and the regular review of those activities by the Board of Directors, meeting in regular session or informally, the Chief Executive Officer and Treasurer believe that the Company’s disclosure and financial reporting controls and procedures in effect at the end of 2007 are effective and serve the purposes for which they are intended.

No changes materially affecting, or reasonably likely to materially affect, our internal control over financial reporting have occurred since the end of the third quarter of 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Richard A. Clarke	57	Chairman
Roger W. Cressey	42	Vice Chairman
Ralph S. Sheridan	58	Chief Executive Officer, Secretary and Director
Thomas J. Colatosti	59	President, Treasurer and Director
John C. (Jack) Mallon	73	Director
Brian L. Stafford	60	Director
John S. Tritak	47	Director

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

Ralph S. Sheridan has been our Chief Executive Officer and Secretary and a Director since August 2005. Mr. Sheridan is a frequent spokesman on technology solutions to complex security problems with particular emphasis on cargo crime and cross border trade, detection of nuclear materials and cyber threats to process control systems. Since June 2003, Mr. Sheridan has been the Managing Partner of Value Management LLC, which provides technology start-up assistance, realignment and business development advisory services. From 1993 to May 2003, Mr. Sheridan was the President and Chief Executive Officer of American Science & Engineering, Inc., a Nasdaq listed company that provides X-ray detection equipment and contract technology development for the detection of explosives, drugs, weapons and illegal immigrants, as well as manifest verification for cargo. From 1990 to 1993, Mr. Sheridan served as the President of Value Management Corp., a consulting and investment banking firm founded by Mr. Sheridan which focused on turnarounds of technology businesses. From 1987 to 1989, Mr. Sheridan was President and Chief Executive Officer of HEC Energy Corp., an energy services company. Prior to that, from 1981 to 1986, Mr. Sheridan held positions in business development and international operation at Combustion Engineering, Inc., an engineering services and systems company, including Vice President of Operations from 1984 to 1986 for the Engineered Systems and Controls Group that he built from four acquisitions. From 1976 to 1981, Mr. Sheridan held positions in business development and international operations at Continental Group, a diversified packaging, financial services and gas pipeline company. From 1974 to 1976, Mr. Sheridan held positions at W.R. Grace, a specialty chemicals and materials company. He currently serves on the Board of Ion Signature Technologies, a private company focused on advanced data analysis software for analytical instrumentation, and the Advisory Board of Allegent Technology Group, a private company developing enterprise security management software. Mr. Sheridan received a B.S. in Chemistry and an M.B.A. from Ohio State University.

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

John C. (Jack) Mallon has been a member of our Board of Directors since August 2005. Since 1995, Mr. Mallon has been the Senior Managing Director of Mallon Associates (formerly a division of C.E. Unterberg, Towbin), an investment bank exclusively serving the global security industry. Mr. Mallon also publishes Mallon’s Security Report, a quarterly financial newsletter reporting on trends in the industry and tracking public companies (engaged in security) on stock exchanges around the world. He is also a co-sponsor of the Barnes, Buchanan & Mallon Security Conference, an industry conference held annually for the past ten years in Palm Beach, Florida. From 1970 to 1991, he was co-founder, President and Vice Chairman of IBI Security Services, Inc., a former public company engaged in alarm, guard and armored carrier services. He is currently Chairman of IBI Armored Services, a private company that provides armored carrier, high value shipping and money processing services. Prior to earning a law degree and entering the security industry, he was a police and investigative reporter, and later labor editor, for the New York Daily News. Mr. Mallon received his B.S. from Columbia University and an L.L.B. from St. John’s University School of Law.

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

We have adopted a Code of Ethics as defined by the Securities and Exchange Commission. Which applies to our principal executive officer, principal financial officer and principal accounting officer, or to others performing similar functions. The Code of Ethics may be found on our Internet website, www.goodharborpartners.com.

Our Board of Directors has a Nominating Committee. Its charter may also be found on our website. No changes to process by which securityholders recommend nominees to the Board of Directors were made during the past fiscal year.

Our Board of Directors has an Audit Committee. Its members are Messrs. Mallon, Stafford and Tritak.

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

Until November, 2007, we paid Good Harbor Consulting, LLC, an affiliate of Messrs. Clarke, Cressey and Tritak, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement was solely for our benefit and was not intended to provide any of Messrs. Clarke, Cressey or Tritak compensation in lieu of a salary. No other initial securityholder of ours is an officer, director or principal of Good Harbor Consulting LLC. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial securityholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they are reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on potential business combinations. There is no limit on the amount of these out-of-pocket expenses and the reasonableness of the expenses is reviewed only by our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership of Common Stock as of March 15, 2008
Name and Address of Beneficial Owner (1)	Number	Percent
Ralph S. Sheridan (2)	100	*
Richard A. Clarke (3)	0	*
Thomas J. Colatosti (4)	0	*
Roger W. Cressey (5)	0	*
John C. (Jack) Mallon (6)	0	*
Brian L. Stafford (7)	0	*
John S. Tritak (8)	0	*

Good Harbor Consulting, LLC (9)	0	*

Hummingbird Management, LLC (10) 460 Park Avenue, 12th Floor New York, NY 10022	224,900	19.6%

Millenco, L.L.C. (11) 666 Fifth Avenue New York, NY 10103	225,200	19.6%

Pentagram Partners, L.P. (12) 630 Fifth Avenue, 20th Floor New York, NY 10111	98,000	8.5%

Pequot Capital Management, Inc. (13) 500 Nayala Farm Road Westport, CT 06880	60,000	5.2%

	Common Stock
	Number	Percent
Jack Silver (14) 660 Madison Avenue New York, NY 10021	140,000	12.2%

All executive officers and directors as a group (7 persons)	100	*

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the business address of each of the persons named above is 2101 Wilson Avenue, Suite 1000, Arlington, VA 22201.

(2)	Does not include 1,252,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Sheridan that are not exercisable and will not be exercisable within the next 60 days.

(3)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercisable within the next 60 days. Mr. Clarke is the Chairman of Good Harbor Consulting, LLC.

(4)	Does not include 522,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Colatosti that are not exercisable and will not be exercisable within the next 60 days.

(5)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercisable within the next 60 days. Mr. Cressey is the President of Good Harbor Consulting, LLC.

(6)	Does not include 626,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Mallon that are not exercisable and will not be exercisable within the next 60 days.

(7)	Does not include 313,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Stafford that are not exercisable and will not be exercisable within the next 60 days.

(8)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercisable within the next 60 days. Mr. Tritak is the Chief Executive Officer of Good Harbor Consulting, LLC.

(9)	Does not include 2,087,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Good Harbor Consulting, LLC that are not exercisable and will not be exercised within the next 60 days. Messrs. Clarke, Cressey and Tritak are beneficial owners of the warrants because they have shared voting and investment power with respect thereto.

(10)	Based on information contained in a Schedule 13D filed by Paul D. Sonkin, The Hummingbird Value Fund, LP (“HVF”), The Hummingbird Microcap Value Fund, LP (“Microcap Fund”), Hummingbird Management, LLC (“Hummingbird”), Tarsier Nanocap Value Fund, L.P. (“Tarsier”) and Hummingbird Capital, LLC (“Hummingbird Capital”) filed on November 30, 2007. As investment manager of HVF, Microcap, and Tarsier, Hummingbird may be deemed to have the sole voting and investment authority over the shares of common stock owned by HVF, Microcap, and Tarsier. Hummingbird Capital, as the general partner of each of HVF, Microcap Fund, and Tarsier, Hummingbird may be deemed to have the sole voting and investment authority over the shares of common stock owned by HVF, Microcap Fund, and Tarsier. Hummingbird and Hummingbird Capital disclaim any beneficial ownership of such shares.

(11)	Based on information contained in a Schedule 13G filed by Millenco, L.L.C. (“Millenco”), Millennium Management, L.L.C. (“Millennium”) and Israel. A. Englander on November 20, 2007, Millenco, Millennium and Mr. Englander have shared power to vote or to direct the vote, and shares power to dispose of or direct the disposition of, 225,200 shares of the common stock. Millennium is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Mr. Englander is the managing member of Millennium. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium. This amount does not include Class W warrants exercisable into 4,164,958 shares of common stock that are not exercisable and will not be exercisable within the next 60 days.

(12)	Based on information contained in a Schedule 13G filed by Pentagram Partners, L.P. (“Pentagram”) and Richard Jacinto, II on February 14, 2007, Pentagram and Mr. Jacinto have sole power to vote or to direct the vote of the 98,000 shares of our common stock held by Pentagram. Pursuant to the Schedule 13G, Mr. Jacinto is the General Partner of Pentagram and may be deemed to have voting and dispositive control with respect to these shares. This amount does not include Class W warrants exercisable into 490,000 shares of common stock that are not exercisable and will not be exercisable within the next 60 days.

(13)	Based on information contained in a Schedule 13G filed by Pequot Capital Management, Inc. (“Pequot”) on February 14, 2007, Pequot has sole power to vote or to direct the vote of the 666,200 shares of our Class B common stock and sole power to dispose of or direct the disposition of 690,000 shares of our Class B common stock.

(14)	Based on information contained in a Schedule 13G filed by Jack Silver on March 27, 2006, Mr. Silver has the sole power to vote and dispose of 140,000 shares of our common stock and has the sole power to vote and dispose of 180,000 shares of our Class B common stock. These shares are held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee. This amount does not include Class W warrants exercisable into 180,000 shares of common stock that are not exercisable and will not be exercisable within the next 60 days or Class Z warrants exercisable into 700,000 shares of common stock that are not exercisable and will not be exercisable within the next 60 days.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

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

Until November, 2007, Good Harbor Consulting, LLC, an affiliate of Messrs. Clarke, Cressey and Tritak, made available to us office space and certain office and administrative services, as we required from time to time. We paid Good Harbor Consulting, LLC $7,500 per month for these services. Consequently, each of Messrs. Clarke, Cressey and Tritak benefited from this transaction to the extent of their interests in Good Harbor Consulting, LLC. However, this arrangement was solely for our benefit and was not intended to provide Messrs. Clarke, Cressey or Tritak compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Arlington metropolitan area, that the fee charged by Good Harbor Consulting, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

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

Other than the $7,500 per-month administrative fee paid to Good Harbor Consulting, LLC and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid by us to any of our initial securityholders, including our officers or directors, or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of the business combination.

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

Audit Fees

The aggregate fees billed by BDO Seidman, LLP, our principal accountant, for auditing our annual financial statements and reviewing our quarterly financial statements for the years ended December 31, 2006 and 2007 were $45,621 and $44,625, respectively.

Audit-Related Fees

BDO Seidman, LLP, our principal accountant, billed us an additional $16,986 for services related to consultation on due diligence with respect to proposed acquisitions.

Tax Fees

BDO Seidman, LLP, our principal accountant, did not bill us any additional amounts beyond the audit fees set forth above for tax advice, tax planning and tax compliance in 2006 and 2007.

All Other Fees

BDO Seidman, LLP, our principal accountant, did not bill us any additional amounts beyond the audit fees set forth above for all other products and services provided to us but not included in the prior sections of this Item 14 in 2006 and 2007.

Our Audit Committee did not establish pre-approval policies and procedures applicable to the review of our 2007 quarterly financial statements and the audit of our 2007 annual financial statements . In the absence of such policies and procedures, our Chief Executive Officer reviewed in detail the independent auditor’s proposal for reviewing our quarterly, and auditing our annual, financial statements for 2007 and approved the scope and nature of services proposed and the range of estimated fees for such services. The Audit Committee approved these arrangements, and the Chief Executive Officer’s actions in reviewing and executing the engagement letter, and the Audit Committee chair spoke to our outside auditors periodically throughout the year.

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description
3(i)

Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company’s Report on Form 8-K, filed with the Securities and

Exchange Commission on February 1, 2007File No. 333-128351 (“Registration Statement”)

3(ii)

By-Laws of the Company, incorporated by reference to the Company’s Registration Statement on

Form S-1, filed with the Securities and Exchange Commission on February 1, 2006, File No.

333-128351 (“Registration Statement”)

4(i)	Specimen Series A Unit Certificate incorporated by reference to the Registration Statement

4(ii)	Specimen Common Stock Certificate incorporated by reference to the Registration Statement

4(iii)	Specimen Class W Warrant Certificate incorporated by reference to the Registration Statement

4(iv)	Specimen Class Z Warrant Certificate incorporated by reference to the Registration Statement

14	The Company’s Code of Ethics incorporated by reference to the Registration Statement and available on the Company’s website, www.goodharborpartners.com

31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: April 15, 2008	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary (Principal Executive Officer)

Date: April 15, 2008	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Richard A. Clarke, Chairman

/s/ Roger W. Cressey
Roger W. Cressey, Vice Chairman

/s/ Ralph S. Sheridan
Ralph S. Sheridan, CEO & Director

/s/ Thomas J. Colatosti
Thomas J. Colatossi, President, Treasurer & Director

/s/ John C. Mallon
John C. (“Jack”) Mallon, Director

Brian L. Stafford, Director

John S. Tritak, Director