Form 10-Q
period 2008-03-31
Good Harbor Partners Acquisition Corp
filed 2008-05-20
CIK 1337009

OMB APPROVAL
OMB Number:	3235-0070
Expires:	May 31, 2008
Estimated average burden
hours per response …	192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:

Good Harbor Partners Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 Byron Road, Weston, MA	02493
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 781-237-1014

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

SEC1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,150,100

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

INDEX

Condensed Financial Statements:

Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	F-2

Condensed Statements of Operations, for the three months ended March 31, 2008 and 2007, and for the period from inception (August 10, 2005) to March 31, 2008 (unaudited)	F-3

Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2007 (audited) and the three months ended March 31, 2008 (unaudited)	F-4

Condensed Statements of Cash Flows, for the three months ended March 31, 2008 and 2007 and for the period from inception (August 10, 2005) to March 31, 2008 (unaudited)	F-5

Notes to Condensed Financial Statements (unaudited)	F-6 – F-11

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,078	$189,382
Investments held in Trust Fund including interest receivable of $0 and $139,625 (Note 1)	—	56,521,819
Prepaid expenses and other	—	27,900

Total assets	$34,078	$56,739,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	68,005	131,356
Common stock, Class B subject to redemption, (Note 1)	—	56,521,819

Total current liabilities	68,005	56,653,175

Commitments (Note 5)

Stockholders’ Equity (Deficit) (Notes 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 and 10,580,000 shares issued and outstanding	—	1,058
Additional paid-in-capital	1,750,640	1,749,582
Deficit accumulated in the development stage	(1,784,682)	(1,664,829)

Total stockholders’ equity (deficit)	(33,927)	85,926

Total liabilities and stockholders’ equity (deficit)	$34,078	$56,739,101

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statements of Operations (unaudited)

	For the three months ended		Period from inception (August 10, 2005) to
	March 31, 2008	March 31, 2007	March 31, 2008
Revenue	$—	$—	$—
Operating expenses:
Professional Fees	59,652	64,403	1,126,685
Delaware franchise tax (Note 4)	12,764	16,359	126,190
Other general and administrative expenses (Note 5)	51,271	57,285	590,770

Loss from operations	(123,687)	(138,047)	(1,843,645)
Interest income	142,378	439,267	3,290,326

Income before provision for income taxes	18,691	301,220	1,446,681
Provision for income taxes (Note 4)	—	—	—

Net income	$18,691	$301,220	$1,446,681

Accretion relating to Class B common stock subject to conversion	—	(85,065)	(590,344)

Net income attributable to common stockholders	$18,691	$216,155	856,337

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	883,163	2,114,942

Net income per Class B common share subject to conversion, basic and diluted	$—	$0.04

Weighted average number of common shares outstanding, basic and diluted	4,684,959	9,615,158

Net income per share, basic and diluted	$0.00	$0.03

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2007 (audited)

and for the three months ended March 31, 2008 (unaudited)

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Earnings (deficit) accumulated in the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	100	—	—	—	500	—	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	—	—	—	—	247,500	—	247,500
Net loss	—	—	—	—	—	(10,461)	(10,461)

Balance, December 31, 2005	100	—	—	—	248,000	(10,461)	237,539
Sale of 575,000 Series A Units, 5,290,000
Series B Units through public offering net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	—	44,251,198
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(264,156)	—	(264,156)
Net income	—	—	—	—	—	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182
Accretion relating to Class B common stock subject to possible conversion	—	—	—	—	(326,188)	—	(326,188)
Net income for the period (audited)	—	—	—	—	—	532,950	532,950

Net income from inception to December 31, 2007 before reclassification of interest earned on trust account						1,427,990	—

Reclassification of interest earned on trust account since inception to additional paid-in capital	—	—	—	—	3,092,819	(3,092,819)	—
Reclassification of Class B common stock value subject to redemption to current liability	—	—	—	—	(45,251,018)	—	(45,251,018)

Balance, December 31, 2007 (audited)	1,150,100	$115	10,580,000	$1,058	$1,749,582	$(1,664,829)	$85,926
Net income for the period (unaudited)	—	—	—	—	—	18,691	18,691
Reclassification of interest earned on trust account during the three months ended March 31, 2008 to additional paid-in capital (unaudited)	—	—	—	—	138,544	(138,544)	—
Reclassification of Class B common stock value subject to redemption to current liability (unaudited)	—	—	—	—	(138,544)	—	(138,544)
Return and cancellation of Class B Common Stock (unaudited)	—	—	(10,580,000)	(1,058)	1,058	—	—

Balance, March 31, 2008 (unaudited)	1,150,100	$115	—	$—	$1,750,640	$(1,784,682)	$(33,927)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Cash Flows (unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	Period from inception (August 10, 2005) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$18,691	$301,220	$1,446,681
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(138,544)	(278,811)	(3,231,364)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	27,900	23,340	—
Interest receivable on investment held in Trust Fund	—	(146,728)	—
Increase (decrease) in accrued expenses	(63,351)	(55,408)	68,006

Net cash used in operating activities	(155,304)	(156,387)	(1,716,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	—	(164,676,444)	(1,037,787,628)
Maturity of Securities held in trust	56,660,364	164,676,444	1,041,018,992

Net cash provided by investing activities	56,660,364	—	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	—	500
Proceeds from issuance of warrants	—	—	247,500
Payment for offering costs	—	—	(170,527)
Proceeds from sale of underwriters’ purchase option	—	—	100
Redemption of Class B Common Stock	(56,660,364)	—	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	—	10,680,457
Net proceeds from sale of units though public offering allocable to stockholders’ equity	—	—	44,421,725

Net cash used in financing activities	(56,660,364)	—	(1,480,609)

Net increase (decrease) in cash and cash equivalents	(155,304)	(156,387)	34,078

Cash and cash equivalents
Beginning of period	189,382	1,371,951	—

End of period	$34,078	$1,215,564	$34,078

Supplemental disclosure of non-cash financing activities:
Accretion relating to Class B common stock subject to possible conversion	$—	$85,065	$590,344

Fair value of underwriter purchase option included in offering costs	$—		$810,000

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Unaudited Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company’s formation and capital raising activities. Activities since the Company’s initial public offering and through November 15, 2007 related to the identification and investigation of a Target Business.

In November 2007, the Company entered into two letters of intent to acquire operating businesses in the security industry. The Company anticipated consummating both transactions in the early part of 2008. On November 15, 2007, the Company announced its termination of its previously announced letters of intent for business combinations in the security industry. As a result the Company instituted plans to distribute the amount held in the Trust Fund to its Class B stockholders and adopt a plan for continued corporate existence.

At a Special Meeting held on January 31, 2008, the Company’s stockholders voted to distribute the Trust Fund for the benefit of its Class B Common Stockholders of record as of January 31, 2008 as soon as possible. The vote had the automatic effect of immediately canceling all Class B shares and converting them into rights to receive a pro rata share of the Trust Fund distribution. Accordingly, the Company’s Class B Units were mandatorily separated into their component parts: two warrants to purchase Common Stock and rights to receive the distribution on two Class B shares. On February 7, 2008, an amount of $56,660,364 comprised of $53,429,000 of proceeds from the Company’s initial public offering placed in Trust and $3,231,364 of interest earned thereon, (5.36 per Class B share) was distributed to Class B shareholders. Effective as of the close of business February 8, 2008, the Company’s Class B Common Stock and Class B Units were no longer quoted on the OTC BB and were no longer traded or be tradable.

The Company’s remaining Common stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of March 15, 2008.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFA S”) No. 7.

Organization

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in Trust. The Company’s management had broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of any initial public offering were held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months (September 15, 2007), or consummated in 24 months (March 15, 2008),

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Unaudited Financial Statements—(Continued)

subsequent to the initial public offering (the “Target Business Acquisition Period”). In the event there was no Business Combination, the Company would dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, would be distributed to the holders of common stock sold in the Offering.

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above the Trust Fund was distributed pro-rata to all of the Class B common stockholders and their Class B common shares were cancelled and returned to the status of authorized but unissued shares. Common stockholders did not receive any of the proceeds from the Trust Fund.

Going concern consideration—As indicated in the accompanying financial statements, at March 31, 2008, the Company had $34,078 in cash, current liabilities of $68,005 and a working capital deficiency of $33,927. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS—The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for year ended December 31, 2007 included in the Company’s Form 10-K filed with the SEC on April 15, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

CASH AND CASH EQUIVALENTS—Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company has maintained deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Unaudited Financial Statements—(Continued)

INVESTMENTS HELD IN TRUST—Through February 7, 2008 the Company’s restricted investments held in the Trust Fund were comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generated current income which was exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes was required for the three months ended March 31, 2008 and 2007 or the period from inception (August 10, 2005) to March 31, 2008.

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

As a result of the Company’s distribution of the Trust Fund to the Class B Common Stockholders as discussed in Note 1, all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon on February 7, 2008. Due to the distribution to Class B common shareholders and the inclusion therein of $3,231,364 of interest earned on the Trust Fund the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,580,000 shares) and common stock (1,150,100 shares) since inception. Such amounts would be $0.31 net income per share of common stock Class B (based on $3,231,364 interest on Trust Fund since the Offering) and $1.55 net loss per share of common stock (based on net loss since inception of $1,784,682 excluding interest on Trust Fund) for the 10,580,000 and 1,150,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at March 31, 2008 and December 31, 2007.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 during the quarter ended March 31, 2008 which had no impact on its financial position, results of operations and cash flows.

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

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Unaudited Financial Statements—(Continued)

NEW ACCOUNTING PRONOUNCEMENTS—In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, and (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions could have a material impact on the Company’s results of operations.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements

NOTE 4—TAXES

Income Taxes

No provisions for Federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from Federal and Virginia state taxation. Therefore the Company has cumulative tax losses which are not more likely then not of being realized and consequently a full valuation allowance has not been established relating to such deferred tax assets.

Other

Franchise taxes incurred in the State of Delaware of $12,764 and $16,539 for the three months ended March 31, 2008 and 2007 , respectively and $126,190 for the period from inception (August 10, 2005) to March 31, 2008 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. The arrangement was terminated in November 2007. An amount of $0 is included in general and administrative expenses on the accompanying statements of operations for the three months ended March 31, 2008 and $22,500 for the three months ended March 31, 2007 and $155,806 for the period from inception (August 10, 2005) to March 31, 2008.

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Unaudited Financial Statements—(Continued)

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

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of March 31, 2008, there are 1,150,100 shares of the Company’s common stock issued and outstanding and zero shares of the Company’s previously authorized and now canceled Class B stock issued and outstanding.

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

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2011. As of March 31, 2008 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) March 8, 2007 and ending March 7, 2013. As of March 31, 2008 there were 8,225,000 Class Z Warrants outstanding.

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

Good Harbor Partners Acquisition Corp.

(a corporation in the development stage)

Notes to Condensed Unaudited Financial Statements—(Continued)

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

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial security holders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such security holders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the U PO. The holder of the UPO will not be entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on April 15, 2008.

General:

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses during the three months ended March 31, 2008, other than in connection with our IPO and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating the Class B Trust Fund and reconstituting the Company as an ongoing business corporation. We have incurred expenses only in connection with the preparation and filing of legally required documents such as our 10-Q’s and 10-K’s and travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice and we try to minimize such costs to the extent possible.

Our plan is to identify a quality investment opportunity in an operating business, not limited to the security industry, that can benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy. During the first quarter of 2008, we began the process of identifying candidates meeting those criteria and expanded our search beyond the security industry.

During the first quarter of 2008, the Company held the Stockholder Meeting necessary to obtain the votes to return the funds it held in trust for the benefit of its Class B stockholders early and to amend its Certificate of Incorporation as described in the Company’s Proxy Statement and in its Annual Report on Form 10-K filed on April 15, 2008. As a result of the charter amendments approved on January 31, 2008, the Company is now a public shell company seeking a merger candidate that will represent a good investment for its common stockholders.

The trust funds in the amount of $56,660,364 were transferred to the Class B stockholders on February 7, 2008. From an operational perspective, the company had, and continues to have, no operating business. The Trust and the excess cash working capital accounts were invested in separate accounts with Lehman Brothers. Expenses during the first quarter were in three categories: (i) required corporate legal and maintenance expenses, e.g., SEC filings such as 10-Q’s, 8-K’s and the 10-K, insurance and corporate franchise taxes; (ii) business development expenses related to identifying, analyzing and performing due diligence investigations of potential acquisition candidates including travel, expert technology valuation, and industry analysis; and (iii) expenses related to identifying and securing financing for and operational continuity of the Company’s ongoing business.

Results of Operations:

Net income for the three months ended March 31, 2008 of $18,691 consisted of interest income on the Trust Fund investment of $141,611 and interest on cash and cash equivalents of $767, offset by $123,687 in general and administrative expenses consisting of $59,652 for professional fees, $26,237 for insurance, $12,764 for Delaware franchise tax, $898 for travel and $24,136 for other expenses.

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

Net income for the period from August 10, 2005 (inception) to March 31, 2008 of $1,446,681 consisted of interest income on the Trust Fund investment of $3,231,364, and interest on cash and cash equivalents of $58,962, offset by $1,843,645 in general and administrative expenses consisting of $1,126,685 for professional fees, $211,309 for insurance, $126,190 for Delaware franchise tax, $124,278 for travel, $99,183 for other expenses and $156,000 for office space and other general and administrative services.

Liquidity and Capital Resources:

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000, was approximately $54,932,000 of which $53,429,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Substantially all of the net proceeds of this offering were used in our attempts to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring and negotiating the business combination, as well as in engaging in the activities described above resulting from our inability to complete the acquisition of a target business on a timely basis. The funds placed in trust after completion of the IPO were invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs was invested in a tax-exempt money market fund. At March 31, 2008, we had cash outside of the trust account of $34,078 and total current liabilities of $68,005.

Virtually all of the funds held outside of the trust account were used to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred to run the company, terminate the letters of intent we had entered into with prospective acquisition targets and conducting the January 31, 2008 Stockholder Meeting described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on April 15, 2008. We will have to raise additional funds to continue operating the business of the Company and to pay existing obligations incurred to date and through the date of such financing, and believe such funds will be available to us from existing stockholders during the second quarter of 2008. However we cannot assure you that such funds will be available on a timely basis or at a reasonable cost. Additionally, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination. If we issue additional shares of our capital stock:

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

•	might adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations; and
•

acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Since the return of the funds held in trust to our Class B stockholders on February 7, 2008 we have not been subject to market risks.

Item 4.	Controls and Procedures.

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

Our Chief Executive Officer and Treasurer evaluated our internal disclosure and financial reporting controls and procedures at the end of the first quarter as required by Securities and Exchange Commission regulations. In light of the Company’s minimal business expenditures, many of which are required by law or regulation, the small group of senior personnel responsible for all of the company’s activities, and the regular review of those activities by the Board of Directors, meeting in regular session or informally, the Chief Executive Officer and Treasurer believe that the Company’s disclosure and financial reporting controls and procedures in effect at the end of March, 2008 are effective and serve the purposes for which they are intended. No changes materially affecting, or reasonably likely to materially affect, our internal control over financial reporting have occurred since the end of 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART II

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

See the Risk Factors described in the Company’s Annual Report on Form 10-K filed on April 15, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The Company hereby files as part of this Quarterly Report on Form 10-Q the Exhibits listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Date: May 19, 2008	By:	/s/ RALPH S. SHERIDAN
	Name:	Ralph S. Sheridan
	Title:	Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 19, 2008	By:	/s/ THOMAS J. COLATOSTI
	Name:	Thomas J. Colatosti
	Title:	President and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Ralph S. Sheridan.

31.2	Rule 13a-14(a) Certification of Thomas J. Colatosti.

32.1	Section 1350 Certification of Ralph S. Sheridan.

32.2	Section 1350 Certification of Thomas J. Colatosti.