Form 10-Q
period 2008-06-30
Good Harbor Partners Acquisition Corp
filed 2008-08-14
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-15341

Good Harbor Partners Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

79 Byron Road, Weston, MA 02493
(Address of principal executive offices)

(781) 237-1014
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,150,100 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2008.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Condensed Statements of Operations for the six months ended June 30, 2008 and 2007, for the three months ended June 30, 2008 and 2007, and for the period from inception (August 10, 2005) to June 30, 2008 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2007 (audited) and the six months ended June 30, 2008 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2008, for the six months ended June 30, 2007, and for the period from inception (August 10, 2005) to June 30, 2008 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Balance Sheets

	As of	As of
ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$68,230	$189,382
Investments held in Trust Fund
including interest receivable of $0 and $139,625 (Note 1)	-	56,521,819
Prepaid expenses and other	-	27,900

Total assets	$68,230	$56,739,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible Notes Payable (Note 8)	$120,000	$-
Accrued expenses	23,038	131,356
Common stock, Class B subject to redemption, (Note 1)	-	56,521,819
Total current liabilities	143,038	56,653,175

Commitments (Note 5)

Stockholders' Equity (Deficit) (Notes 2, 6 and 7):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 1,150,100 shares
issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 and 10,580,000 shares
issued and outstanding	-	1,058
Additional paid-in-capital	1,750,640	1,749,582
Deficit accumulated in the development stage	(1,825,563)	(1,664,829)

Total stockholders' equity (deficit)	(74,808)	85,926

Total liabilities and stockholders' equity (deficit)	$68,230	$56,739,101

See Notes To Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Statement of Operations (unaudited)

	For the three months ended		For the six months ended		Period from inception (August 10, 2005) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Professional Fees	32,915	31,748	92,567	96,151	1,159,600
Delaware franchise tax (Note 4)	-	14,958	12,764	31,316	126,190
Other general and administrative expenses (Note 5)	7,965	64,221	59,237	121,506	598,735

Loss from operations	(40,880)	(110,927)	(164,568)	(248,973)	(1,884,525)

Interest income	-	459,846	142,378	899,113	3,290,326

Income (Loss) before provision for income taxes	(40,880)	348,919	(22,190)	650,140	1,405,801

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (Loss)	$(40,880)	$348,919	$(22,190)	$650,140	$1,405,801

Accretion relating to Class B
common stock subject to conversion	-	(90,655)	-	(175,722)	(590,344)

Net income (Loss) attributable to common stockholders	$(40,880)	$258,264	$(22,190)	$474,418	815,457

Weighted average Class B common shares outstanding
subject to conversion, basic and diluted	-	2,114,942	441,581	2,114,942

Net income (Loss) per Class B common share subject to
conversion, basic and diluted	$-	$0.04	$-	$0.08

Weighted average number of common shares outstanding, basic and diluted	1,150,000	9,615,158	2,917,530	9,615,158

Net income (Loss) per share, basic and diluted	$(0.04)	$0.03	$(0.01)	$0.05

See Notes To Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

	Common Stock		Common Stock, Class B		Additional Paid -In	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500
Value of 4,950,000 Warrants
at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500
Net loss	-	-	-	-	-	(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000
Series B Units through public offering
net of underwriter's discount and offering
expenses and net procceeds of $10,680,457 allocable to
2,114,942 shares of common stock, Class B
subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common
stock subject to possible conversion	-	-	-	-	(264,156)	-	(264,156)

Net income	-	-	-	-	-	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182

Accretion relating to Class B common
stock subject to possible conversion	-	-	-	-	(326,188)	-	(326,188)

Net income for the period (audited)	-	-	-	-	-	532,950	532,950
Net income from inception to December 31, 2007
before reclassification of interest earned on
trust account						1,427,990
Reclassification of interest earned on trust account
since inception to additional paid-in capital	-	-	-	-	3,092,819	(3,092,819)
Reclassification of Class B common stock value							-
subject to redemption to current liability	-	-	-	-	(45,251,018)	-	(45,251,018)
Balance, December 31, 2007	1,150,100	$115	10,580,000	$1,058	$1,749,582	$(1,664,829)	$85,926

Net income for the period (unaudited)	-	-	-	-	-	(22,190)	(22,190)
Reclassification of interest earned on trust account
during the three months ended March 31, 2008
to additional paid-in capital (unaudited)	-	-	-	-	138,544	(138,544)	-
Reclassification of Class B common stock value
subject to redemption to current liability (unaudited)	-	-	-	-	(138,544)	-	(138,544)
-
Return and cancellation of Class B Common Stock (unaudited)	-	-	(10,580,000)	(1,058)	1,058	-	-

Balance, June 30, 2008 (unaudited)	1,150,100	$115	-	$-	$1,750,640	$(1,825,563)	$(74,808)

See Notes To Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Statement of Cash Flows (unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	Period from inception (August 10, 2005) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(22,190)	$650,140	$1,405,801
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	(138,544)	(731,166)	(3,231,364)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	27,900	54,040	-
Interest receivable on investment held in Trust Fund	-	(147,880)	-
Increase (decrease) in accrued expenses	(108,318)	(57,013)	23,038

Net cash used in operating activities	(241,152)	(231,879)	(1,802,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	(164,676,444)	(1,037,787,628)
Maturity of Securities held in trust	56,660,364	164,676,444	1,041,018,992

Net cash provided by investing activities	56,660,364	-	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from Convertible Notes	120,000	-	120,000
Proceeds from issuance of warrants	-	-	247,500
Payment for offering costs	-	-	(170,527)
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	(56,660,364)	-	(56,660,364)
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion to cash	-	-	10,680,457
Net proceeds from sale of units though public			-
offering allocable to stockholders' equity	-	-	44,421,725

Net cash used in financing activities	(56,540,364)	-	(1,360,609)

Net increase (decrease) in cash and cash equivalents	(121,152)	(231,879)	68,230

Cash and cash equivalents
Beginning of period	189,382	1,371,951	-

End of period	$68,230	$1,140,072	$68,230

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common
stock subject to possible conversion	$-	$175,722	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$810,000	$810,000

See Notes To Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the "Company") was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering and through November 15, 2007 related to the identification and investigation of a Target Business.

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

At a Special Meeting held on January 31, 2008, the Company’s stockholders voted to distribute the Trust Fund for the benefit of its Class B Common Stockholders of record as of January 31, 2008 as soon as possible. The vote had the automatic effect of immediately canceling all Class B shares and converting them into rights to receive a pro rata share of the Trust Fund distribution. Accordingly, the Company’s Class B Units were mandatorily separated into their component parts: two warrants to purchase Common Stock and rights to receive the distribution on two Class B shares. On February 7, 2008, an amounts of $56,660,364 comprised of $53,429,000 of proceeds from the Company’s initial public offering placed in Trust and $3,231,364 of interest earned thereon, ($5.36 per Class B share) was distributed to Class B shareholders. Effective as of the close of business February 8, 2008, the Company’s Class B Common Stock and Class B Units were no longer quoted on the OTC BB and were no longer traded or be tradable.

The Company’s remaining Common stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of March 15, 2008. The Company will continue to seek acquisitions. The company’s plan is to identify a quality investment opportunity in an operating business, not limited to the security industry, that can benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy. During the first six months of 2008, the Company began the process of identifying candidates meeting those criteria and expanded its search beyond the security industry. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

Organization

The registration statement for the Company's initial public offering ("Offering") was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in Trust. The Company's management had broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). Pending such a Business Combination, substantially all of the proceeds of any initial public offering were held in trust ("Trust Fund") to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months (September 15, 2007), or consummated in 24 months (March 15, 2008), subsequent to the initial public offering (the "Target Business Acquisition Period").

Both the Company's common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above the Trust Fund was distributed pro-rata to all of the Class B common stockholders and their Class B common shares were cancelled and returned to the status of authorized but unissued shares. Common stockholders did not receive any of the proceeds from the Trust Fund.

Going concern consideration— As indicated in the accompanying financial statements, at June 30, 2008, the Company had $68,230 in cash, current liabilities of $143,038 including $120,000 in notes payable due February 28, 2009 and a working capital deficit of $74,808.  Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

NOTE 2 - OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (a "Class Z Warrant"). Each Series B Unit consisted of two shares of the Company's Class B common stock, and two Class W Warrants (a “Class W Warrant”).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS- The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for year ended December 31, 2007 included in the Company’s Form 10-K filed with the SEC on April 15, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST– Through February 7, 2008 the Company’s restricted investments held in the Trust Fund were comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generated current income which was exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes was required for the six months ended June 30, 2008 and 2007 or the period from inception (August 10, 2005) to June 30, 2008.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding for all periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the Underwriters Purchase Option (UPO) are antidilutive, they have been excluded from the Company’s computation of net income (loss) per share.

As a result of the Company’s distribution of the Trust Fund to the Class B Common Stockholders as discussed in Note 1, all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon on February 7, 2008. Due to the distribution to Class B common shareholders and the inclusion therein of $3,231,364 of interest earned on the Trust Fund the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,580,000 shares) and common stock (1,150,100 shares) since inception. Such amounts would be $0.31 net income per share of common stock Class B (based on $3,231,364 interest on Trust Fund since the Offering) and $1.59 net loss per share of common stock (based on net loss since inception of $1,825,563 excluding interest on Trust Fund) for the 10,580,000 and 1,150,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at June 30, 2008 and December 31, 2007.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008 which had no impact on its financial position, results of operations and cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, and (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions could have a material impact on the Company’s results of operations.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements

NOTE 4 – TAXES

Income Taxes

No provisions for Federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from Federal and Virginia state taxation. Therefore the Company has cumulative tax losses of approximately $1.8 million which are not more likely than not of being realized and consequently a full valuation allowance has been established relating to such deferred tax assets.

Other

Franchise taxes incurred in the State of Delaware of $0.00 and $14,958 for the three months ended June 30, 2008 and 2007 , respectively and $12,764 and $31,316 for the six months ended June 30, 2008 and 2007, respectively, and $126,190 for the period from inception (August 10, 2005) to June 30, 2008 are included in operating expenses.

NOTE 5 – COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. The arrangement was terminated in November 2007. An amount of $0 and $0 is included in general and administrative expenses on the accompanying statements of operations for the three and six months ended June 30, 2008 and $22,500 for both the three and six months ended June 30, 2007 and $155,806 for the period from inception (August 10, 2005) to June 30, 2008.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after March, 8 2007 if the exercise is solicited by HCFP. No solicitation services have been provided to date.

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of June 30, 2008, there are 1,150,100 shares of the Company’s common stock issued and outstanding

As of June 30, 2008, there are 16,349,900 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the UPO and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below at June 30, 2008, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, through March 7, 2011. As of June 30, 2008 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, through March 7, 2013. As of June 30, 2008 there were 8,225,000 Class Z Warrants outstanding.

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

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial security holders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such security holders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP Brenner Holdings, LLC, the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Underwriter Purchase Option

In connection with the Offering, the Company has issued a UPO for an aggregate of $100 to HCFP Brenner Holdings, LLC and Legend Merchant Group, Inc. to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) March 8, 2007 and ending March 7, 2011. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units within the UPO will be exercisable a $5.50 per share.

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On June 13, 2008 the Company issued two unsecured convertible promissory notes to related parties for a total of $120,000. Interest on the notes (8%) will only be incurred and payable in the event of a default as defined. These notes are payable on February 28, 2009. Prior to the due date or prior to payment in full the note holder may convert the note to common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Good Harbor Partners Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financials statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on April 15, 2008.

Description of Business

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our IPO and thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating the Class B Trust Fund and reconstituting the Company as an ongoing business corporation. We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the January 31, 2008 Stockholders’ Meeting and (ii) travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

During the first quarter of 2008, the Company held a Stockholder Meeting in order to obtain the approval of the Company’s stockholders to return the funds held in trust for the benefit of its Class B stockholders early and to amend the Company’s Certificate of Incorporation, as described in the Company’s Definitive Proxy Statement filed on January 14, 2008 and Annual Report on Form 10-K filed on April 15, 2008. The Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation and the return of funds held in trust to the Class B stockholders. Accordingly, the trust funds in the amount of $56,660,364 were transferred to the Class B stockholders on February 7, 2008, and the Company is now a public shell company seeking a merger candidate that will represent a good investment for its common stockholders.

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our plan is to identify a quality investment opportunity in an operating business, not limited to the security industry, that can benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy. During the first six months of 2008, we began the process of identifying candidates meeting those criteria and expanded our search beyond the security industry. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

From an operational perspective, the Company had, and continues to have, no operating business. Prior to returning the funds to the Class B stockholders, the Trust and the excess cash working capital accounts were invested in separate accounts with Lehman Brothers. Expenses for the first six months of 2008 were paid in connection with the following:

(i)
legal and maintenance expenses in connection with the Company’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and proxy statements on Schedule 14A;

(ii)	insurance and corporate franchise taxes;
(iii)
business development expenses related to identifying, analyzing and performing due diligence investigations of potential acquisition candidates, including travel, expert technology valuation, and industry analysis; and

(iv)	expenses related to identifying and securing financing for and operational continuity of the Company’s ongoing business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing Exchange Act reports and investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000 was approximately $54,932,000, of which $53,429,000 was placed in a trust account and the remaining proceeds became available for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Substantially all of the net proceeds of the IPO (that were not placed in trust) were used in our attempts to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring and negotiating the business combination, as well as in engaging in the activities described above resulting from our inability to complete the acquisition of a target business on a timely basis. The funds placed in trust after completion of the IPO were invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. On February 7, 2008, trust funds in the amount of $56,660,364 were transferred to the Class B stockholders. At June 30, 2008, we had cash and cash equivalents of $68,230 and current liabilities of $143,038.

As of June 30, 2008, the Company had assets equal to $68,230, comprised exclusively of cash and cash equivalents. This compares with assets of $56,739,101, comprised of cash and cash equivalents, investments held in Trust Fund, and prepaid expenses and other assets, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $143,038, comprised of convertible notes payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $56,653,175, comprised of accrued expenses and Class B Common Stock subject to redemption. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

During the three months ended June 30, 2008 we initiated actions to provide liquidity. The Company received loans in the amount of $60,000 from each of HCFP Brenner Holdings, LLC (“HCFP”) an affiliate of our director Michael S. Greenberg, and Ralph S. Sheridan, our director and then-Chief Executive Officer and Secretary. The Company issued a convertible promissory note to each of HCFP and Mr. Sheridan in consideration for their respective loans.

We will have to raise additional funds to continue operating the business of the Company and believe such funds will be available to us from existing stockholders. However, we cannot assure you that such funds will be available on a timely basis or at a reasonable cost. Additionally, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would likely consummate such a fundraising simultaneously with the consummation of a reverse merger transaction or other business combination. The issuance of additional shares of our capital stock may:
•	significantly reduce the equity interest of our current stockholders;
•
result in the subordination of the rights of holders of our common stock, par value $.0001 per share (the “Common Stock”) if shares of our preferred stock, par value $.0001 per share (the “Preferred Stock”) is issued with rights senior to those afforded to our Common Stock;

•
cause a change in control if a substantial number of our shares of Common Stock are issued, which would affect, among other things, our ability to use our net operating loss carry forwards, if any, and might also result in the resignation or removal of one or more of our officers and directors; and

•	adversely affect prevailing market prices for our securities.

Similarly, the issuance of additional debt securities may result in:

•	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations; and
•
acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

Our net loss for the three months ended June 30, 2008 was $40,880 as a result of $40,880 in general and administrative expenses consisting of $32,915 for professional fees and $7,965 for other expenses.

Our net income for the three months ended June 30, 2007 was $348,919 as a result of interest income on the Trust Fund of $453,506 and interest on cash and cash equivalents of $6,340, offset by $110,927 in general and administrative expenses consisting of $31,748 for professional fees, $26,220 for insurance, $14,958 for Delaware franchise tax, $22,500 for office space and other general and administrative services and $15,501 for other expenses.

Our net loss for the six months ended June 30, 2008 was $22,190 as a result of interest income on the Trust Fund investment of $138,544 and interest on cash and cash equivalents of $3,834, offset by $164,568 in general and administrative expenses consisting of $92,567 for professional fees, $12,764 for Delaware franchise tax, and $59,237 for other general and administrative services.

Our net income for the six months ended June 30, 2007 was $650,140 as a result of interest income on the Trust Fund investment of $879,046 and interest on cash and cash equivalents of $20,067, offset by $248,973 in general and administrative expenses consisting of $96,151 for professional fees, $52,155 for insurance, $31,316 for Delaware franchise tax, $45,000 for office space and other general and administrative services and $24,351 for other expenses.

Our net income for the period from inception (August 10, 2005) to June 30, 2008 was $1,405,801 as a result of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $1,884,525 in general and administrative expenses consisting of $1,159,600 for professional fees, $212,076 for insurance, $126,190 for Delaware franchise tax, $156,000 for office space and other general and administrative services and $230,659 for other expenses.

Critical Accounting Policies

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Investments, Net Income (loss) Per Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in Note 3 to our second quarter unaudited condensed financial statements included herein.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our sole officer to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Promissory Notes

On June 13, 2008, HCFP and Ralph S. Sheridan, our director and then-Chief Executive Officer and Secretary, each loaned the Company $60,000. The Company issued promissory notes (each a “Note” and together, the “Notes”) to HCFP and Mr. Sheridan, pursuant to which the principal amounts thereunder shall be due and payable on February 28, 2009 (the “Maturity Date”).

Under the Notes, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the Note when due; (ii) give notice to the holder, including by way of public announcement, at any time, of its inability to comply or its intention not to comply with proper requests for conversion of the Note into shares of the Company’s Common Stock; or (iii) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings or if a default or event of default under any other notes similar to the Notes and issued by the Company within 90 days of the Notes.

Upon an Event of Default, interest on the principal balance shall accrue at the rate of 8% per annum on the basis of a 360-day year from the date of such Event of Default until the Event of Default is cured. In the event that an Event of Default occurs and is not cured within ten days of the Company’s receipt of written notice of default, HCFP and Mr. Sheridan may declare the entire unpaid principal balance of the Note to be immediately due and payable.

At any time prior to the payment in full of the entire balance of the Notes, HCFP and Mr. Sheridan shall have the option of converting the unpaid balance of their respective Notes into shares of Common Stock at a conversion price equal to $.05 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if HCFP and Mr. Sheridan convert the entire principal balance of the Notes, HCFP and Mr. Sheridan will each receive 1,200,000 shares of Common Stock.

The description of the terms and conditions of the Notes is a summary and is qualified in its entirety by the provisions of the Notes, copies of which are attached hereto as Exhibits 4.1 as 4.2.

Change in Board of Directors

On June 16, 2008, Richard A. Clarke resigned from his position as Chairman of the Board of Directors of the Company (the “Board”), Roger W. Cressey resigned from his position as Vice Chairman of the Board, Thomas J. Colatosti resigned from his positions as President, Treasurer and member of the Board, Brian L. Stafford resigned from his position as member of the Board, and John S. Tritak resigned from his position as member of the Board. Messrs. Clarke, Cressey, Colatosti, Stafford and Tritak’s resignation letters are attached hereto as Exhibit 17.1, Exhibit 17.2, Exhibit 17.3, Exhibit 17.4, and Exhibit 17.5, respectively.

On June 16, 2008, the Board appointed Michael S. Greenberg to serve as a member of the Board of Directors to fill one of the vacancies created by the former directors’ resignations. Also on June 16, 2008, the Board appointed Ralph S. Sheridan, our Chief Executive Officer, Secretary and director, to serve as President to fill the vacancy created by Mr. Colatosti’s resignation.

Amendment to Bylaws

On June 16, 2008, the Board of Directors adopted amendments to the Amended and Restated By-Laws of the Corporation (the “Amended By-Laws”). The Board of Directors amended Article II, Section 2 of the Amended By-Laws to reflect that the number of directors which shall constitute the whole Board of Directors shall be determined by resolution by the Board of Directors, but in no event shall be less than one (1). The Board of Directors amended Article II, Section 3 of the Amended By-Laws to eliminate the division of the Board of Directors into three classes, thereby abolishing Class I, Class II and Class III of the Board of Directors. The Board of Directors amended other articles and sections of the Amended By-Laws as appropriate to reflect these changes. The Amendment to the Amended and Restated By-Laws is attached hereto as Exhibit 3.2.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation.
**3.2	Amended By-Laws.
***4.1	Promissory Note issued by Good Harbor Partners Acquisition Corp. to HCFP Brenner Holdings, LLC dated June 13, 2008.
***4.2	Promissory Note issued by Good Harbor Partners Acquisition Corp. to Ralph S. Sheridan dated June 13, 2008.
**17.1	Resignation Letter from Richard A. Clarke.
**17.2	Resignation Letter from Roger W. Cressey.
**17.3	Resignation Letter from Thomas J. Colatosti.
**17.4	Resignation Letter from Brian L. Stafford.
**17.5	Resignation Letter from John S. Tritak.
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2008 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 24, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008	GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Ralph S. Sheridan
Ralph S. Sheridan
Chief Executive Officer, President, Secretary and Director