Form 10-Q
period 2008-09-30
Good Harbor Partners Acquisition Corp
filed 2008-11-14
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,950,100 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2008.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Condensed Statements of Operations for the nine months ended September 30, 2008 and 2007, for the three months ended September 30, 2008 and 2007, and for the period from inception (August 10, 2005) to September 30, 2008 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2007 (audited) and the nine months ended September 30, 2008 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months Ended September 30, 2008, for the nine months ended September 30, 2007, and for the period from inception (August 10, 2005) to September 30, 2008 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Balance Sheets

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$118,479	$189,382
Investments held in Trust Fund including interest receivable of $0 and $139,625 (Note 1)	-	56,521,819
Prepaid expenses and other	-	27,900

Total assets	$118,479	$56,739,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible Notes Payable (Note 8)	$120,000	$-
Accrued expenses	63,494	131,356
Common stock, Class B subject to redemption, (Note 1)	-	56,521,819
Total current liabilities	183,494	56,653,175

Commitments (Note 5)

Stockholders' Equity (Deficit) (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 and 10,580,000 shares issued and outstanding	-	1,058
Common stock, subscription deposit	120,000	-
Additional paid-in-capital	1,750,640	1,749,582
Deficit accumulated in the development stage	(1,935,770)	(1,664,829)

Total stockholders' equity (deficit)	(65,015)	85,926

Total liabilities and stockholders' equity (deficit)	$118,479	$56,739,101

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended		Period from inception (August 10, 2005) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Professional Fees	88,848	70,190	181,415	166,341	1,248,448
Delaware franchise Tax (Note 4)	-	16,577	12,764	47,893	126,190
Other general and administrative expenses (Note 5)	21,359	103,396	80,596	224,903	620,094

Loss from operations	(110,207)	(190,163)	(274,775)	(439,137)	(1,994,732)

Interest income		466,340	142,378	1,365,454	3,290,326

Income (Loss) before provision for income taxes	(110,207)	276,177	(132,397)	926,317	1,295,594

Provision for income taxes	-	-	-	-	-

Net income (Loss)	$(110,207)	$276,177	$(132,397)	$926,317	$1,295,594

Accretion relating to Class B common stock subject to possible conversion	-	(91,364)	0	(267,088)	(590,344)

Net income (Loss) attributable to other Class B stockholders and common stockholders	$(110,207)	$184,813	$(132,397)	$659,229	$705,250

Weighted average Class B common shares outstanding subject to possible conversion	-	2,114,942	294,325	2,114,942

Net income (Loss) per Class B common share subject to possible conversion, basic and diluted	$0.00	$0.04	$0.00	$0.13

Weighted average number of shares outstanding, basic and diluted	1,150,000	9,615,158	2,328,386	9,615,158

Net income (Loss) per share, basic and diluted	$(0.10)	$0.02	$(0.06)	$0.07

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

	Common Stock		Common Stock, Class B		Common Stock Subscription	Additional Paid -In	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Deposit	Capital	stage	Total
Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	-	500	-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	-	247,500	-	247,500
Net loss	-	-	-	-	-	-	(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	-	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	-	44,250,025	-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	-	100	-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	-	(264,156)	-	(264,156)

Net income	-	-	-	-	-	-	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	-	44,233,969	895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	-	(326,188)	-	(326,188)

Net income for the period (audited)	-	-	-	-	-	-	532,950	532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account							1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	-	3,092,819	(3,092,819)
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	-	(45,251,018)	-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	0	1,749,582	(1,664,829)	85,926

Net loss for the period (unaudited)	-	-	-	-	-	-	(132,397)	(132,397)
Subscription agreement deposit	-	-	-	-	120,000	-	-	120,000
Reclassification of interest earned on trust account during the three months ended March 31, 2008 to additional paid-in capital (unaudited)	-	-	-	-	-	138,544	(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (unaudited)	-	-	-	-	-	(138,544)	-	(138,544)
								-
Return and cancellation of Class B Common Stock (unaudited)	-	-	(10,580,000)	(1,058)	-	1,058	-	-

Balance, September 30, 2008 (unaudited)	1,150,100	$115	-	$-	$120,000	$1,750,640	$(1,935,770)	$(65,015)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	Period from inception (August 10, 2005) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(132,397)	$926,317	$1,295,594
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	(138,544)	(1,182,441)	(3,231,364)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	27,900	(86,357)	-
Interest receivable on investment held in Trust Fund	-	(153,665)	-
Increase (decrease) in accrued expenses	(67,862)	25,988	63,494

Net cash used in operating activities	(310,903)	(470,158)	(1,872,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust		(497,000,831)	(1,037,787,628)
Maturity of Securities held in trust	56,660,364	497,999,831	1,041,018,992

Net cash provided by investing activities	56,660,364	-	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Proceeds from subscription agreement deposit, common stock	120,000		120,000
Proceeds From Convertible Notes	120,000	-	120,000
Redemption of Class B Common Stock	(56,660,364)	-	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	-	-	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	44,251,198

Net cash used in financing activities	(56,420,364)	-	(1,240,609)

Net increase (decrease) in cash and cash equivalents	(70,903)	(470,158)	118,479

Cash and cash equivalents
Beginning of period	189,382	1,371,951	-

End of period	$118,479	$901,793	$118,479

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common stock subject to possible conversion	-	$267,088	$590,344

Fair value of underwriter purchase option included in offering costs	-	-	$810,000

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

In November 2007, the Company entered into two letters of intent to acquire operating businesses in the security industry. The Company anticipated consummating both transactions in the early part of 2008. On November 15, 2007, the Company announced its termination of its previously announced letters of intent for business combinations in the security industry. As a result the Company instituted plans to distribute the amount held in the Trust Fund to its Class B stockholders and adopted a plan for continued corporate existence.

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

The Company’s remaining Common stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of March 15, 2008. The Company will continue to seek acquisitions. The company’s plan is to identify a quality investment opportunity in an operating business, not limited to the security industry, which can benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy. During the first nine months of 2008, the Company began the process of identifying candidates meeting those criteria and expanded its search beyond the security industry. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

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

Going concern consideration— As indicated in the accompanying financial statements, at September 30, 2008, the Company had $118,479 in cash, current liabilities of $183,494 including $120,000 in notes payable due February 28, 2009 and a working capital deficit of $65,015.  Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS- The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for year ended December 31, 2007 included in the Company’s Form 10-K filed with the SEC on April 15, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST– Through February 7, 2008 the Company’s restricted investments held in the Trust Fund were comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generated current income which was exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes was required for the nine months ended September 30, 2008 and 2007 or the period from inception (August 10, 2005) to September 30, 2008.

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

As a result of the Company’s distribution of the Trust Fund to the Class B Common Stockholders as discussed in Note 1, all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon on February 7, 2008. Due to the distribution to Class B common shareholders and the inclusion therein of $3,231,364 of interest earned on the Trust Fund the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,580,000 shares) and common stock (1,150,100 shares) since inception. Such amounts would be $0.31 net income per share of common stock Class B (based on $3,231,364 interest on Trust Fund since the Offering) and $1.68 net loss per share of common stock (based on net loss since inception of $1,935,770 excluding interest on Trust Fund) for the 10,580,000 and 1,150,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at September 30, 2008 and December 31, 2007.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – TAXES

Income Taxes

No provisions for Federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from Federal and Virginia state taxation. Therefore the Company has cumulative tax losses of approximately $1.8 million which are not likely to be realized and consequently a full valuation allowance has been established relating to such deferred tax assets.

Other

Franchise taxes incurred in the State of Delaware of $0 and $16,577 for the three months ended September 30, 2008 and 2007 , respectively and $12,764 and $47,893 for the nine months ended September 30, 2008 and 2007, respectively, and $126,190 for the period from inception (August 10, 2005) to September 30, 2008 are included in operating expenses.

NOTE 5 – COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. The arrangement was terminated in November 2007. An amount of $0 is included in general and administrative expenses on the accompanying statements of operations for both the three and nine months ended September 30, 2008 and $22,500 and $67,500 for the three and nine months ended September 30, 2007, respectively and $155,806 for the period from inception (August 10, 2005) to September 30, 2008.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of September 30, 2008, there are 1,150,100 shares of the Company’s common stock issued and outstanding

As of September 30, 2008, there are 16,349,900 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the UPO and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

On August 6, 2008 the company received deposits of $120,000 pursuant to the terms and conditions of two subscriptions agreements. The company intends to apply these proceeds for working capital and general corporate purposes. These proceeds will be converted into common shares subsequent to September 30, 2008. (See Note 9.)

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below at September 30, 2008, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, through March 7, 2011. As of September 30, 2008 there were 13,055,000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, through March 7, 2013. As of September 30, 2008 there were 8,225,000 Class Z Warrants outstanding.

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

Underwriter Purchase Option

In connection with the Offering, the Company issued a UPO for an aggregate of $100 to HCFP Brenner Holdings, LLC and Legend Merchant Group, Inc. to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit upon completion of a Business Combination and ending March 7, 2011. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units within the UPO will be exercisable a $5.50 per share.

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On June 13, 2008 the Company issued two unsecured convertible promissory notes to related parties for a total of $120,000. Interest on the notes (8%) will only be incurred and payable in the event of a default as defined. These notes are payable on February 28, 2009. Prior to the due date or prior to payment in full the note holder may convert the note to common shares. (See Note 9.)

NOTE 9 – SUBSEQUENT EVENTS

On October 20, 2008 the Company issued 2,400,000 shares of common stock at a face value of $0.05 per share and a par value of $.0001 per share. The $120,000 proceeds of this issuance had been received in August 2008 under a subscription agreement and such amount was included as “common stock, subscription deposit” in the accompanying September 30, 2008 balance sheet. The Company intends to apply the funds raised to working capital and general corporate purposes.

On October 23, the Company received conversion notices from the holders of the two convertible promissory notes ($120,000) due February 28, 2009. Pursuant to the terms of the notes, the outstanding principal amounts owed to the holders were converted into an aggregate of 2,400,000 shares of the Company’s common stock at a purchase price of $0.05 per share.

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

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, asamended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

From an operational perspective, the Company had, and continues to have, no operating business. Prior to returning the funds to the Class B stockholders, the Trust and the excess cash working capital accounts were invested in separate accounts with Bank of America. Expenses for the first nine months of 2008 were paid in connection with the following:

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

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $468,000 and underwriting discounts of approximately $2,917,000 was approximately $54,932,000, of which $53,429,000 was placed in a trust account and the remaining proceeds became available for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Substantially all of the net proceeds of the IPO (that were not placed in trust) were used in our attempts to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring and negotiating the business combination, as well as in engaging in the activities described above resulting from our inability to complete the acquisition of a target business on a timely basis. The funds placed in trust after completion of the IPO were invested in Commonwealth of Virginia tax exempt bonds in order to minimize taxes on the interest income generated by the bonds. Unused cash available for operating expenses and compliance costs has been invested in a tax-exempt money market fund. On February 7, 2008, trust funds in the amount of $56,660,364 were transferred to the Class B stockholders. At September 30, 2008, we had cash and cash equivalents of $118,479 and current liabilities of $303,494.

As of September 30, 2008, the Company had assets equal to $118,479, comprised exclusively of cash and cash equivalents. This compares with assets of $56,739,101, comprised of cash and cash equivalents, investments held in Trust Fund, and prepaid expenses and other assets, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $183,494, comprised of convertible notes payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $56,653,175, comprised of accrued expenses and Class B Common Stock subject to redemption. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

On October 20, 2008 the Company issued 2,400,000 shares of common stock at a face value of $0.05 per share and a par value of $.0001 per share. The $120,000 proceeds of this issuance had been received in August 2008 as a deposit pursuant to the terms of a subscription agreement. The Company intends to apply the funds raised to working capital and general corporate purposes. On October 23, the Company received conversion notices from the holders of the two convertible promissory notes ($120,000) due February 28, 2009. Pursuant to the terms of the notes, the outstanding principal amounts owed to the holders were converted into an aggregate of 2,400,000 shares of the Company’s common stock at a purchase price of $0.05 per share. Both of these events were reported in a Form 8-K filed on October 24, 2008.

We may have to raise additional funds to continue operating the business of the Company and believe such funds will be available to us from existing stockholders. However, we cannot assure you that such funds will be available on a timely basis or at a reasonable cost. Additionally, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would likely consummate such a fundraising simultaneously with the consummation of a reverse merger transaction or other business combination. The issuance of additional shares of our capital stock may:

☐	significantly reduce the equity interest of our current stockholders;
☐
result in the subordination of the rights of holders of our common stock, par value $.0001 per share (the “Common Stock”) if shares of our preferred stock, par value $.0001 per share (the “Preferred Stock”) is issued with rights senior to those afforded to our Common Stock;

☐
cause a change in control if a substantial number of our shares of Common Stock are issued, which would affect, among other things, our ability to use our net operating loss carry forwards, if any, and might also result in the resignation or removal of one or more of our officers and directors; and

☐	adversely affect prevailing market prices for our securities.

Similarly, the issuance of additional debt securities may result in:

☐	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations; and
☐
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

Results of Operations

Our net loss for the three months ended September 30, 2008 was $110,207 as a result of $110,207 in general and administrative expenses consisting of $88,848 for professional fees and $21,359 for other expenses.

Our net income for the three months ended September 30, 2007 was $276,177 as a result of interest income on the Trust Fund of $457,060 and interest on cash and cash equivalents of $9,280, offset by $190,163 in general and administrative expenses consisting of $70,190 for professional fees, $25,961 for insurance, $16,577 for Delaware franchise tax, $22,500 for office space and other general and administrative services and $54,935 for other expenses.

Our net loss for the nine months ended September 30, 2008 was $132,397 as a result of interest income on the Trust Fund investment of $138,544 and interest on cash and cash equivalents of $3,834, offset by $274,775 in general and administrative expenses consisting of $181,415 for professional fees, $12,764 for Delaware franchise tax, and $80,596 for other general and administrative services.

Our net income for the nine months ended September 30, 2007 was $926,317 as a result of interest income on the Trust Fund investment of $1,336,106 and interest on cash and cash equivalents of $29,348, offset by $439,137 in general and administrative expenses consisting of $166,341 for professional fees, $78,116 for insurance, $47,893 for Delaware franchise tax, $67,500 for office space and other general and administrative services and $79,287 for other expenses.

Our net income for the period from inception (August 10, 2005) to September 30, 2008 was $1,295,594 as a result of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $1,994,732 in general and administrative expenses consisting of $1,248,448 for professional fees, $220,466 for insurance, $126,190 for Delaware franchise tax, $156,000 for office space and other general and administrative services and $243,628 for other expenses.

Critical Accounting Policies

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Investments, Net Income (loss) Per Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in Note 3 to our third quarter unaudited condensed financial statements included herein.

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

As of September30, 2008, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective October 20, 2008, the Company sold an aggregate of 2,400,000 shares of its Common Stock at a purchase price of $.05 per share to certain investors pursuant to subscription agreements, for aggregate proceeds equal to $120,000 (the “Subscriptions Agreements.”). The Company intends to apply the offering proceeds for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Voting Trust Agreements

In connection with the execution of the Subscription Agreements, the Company entered into separate voting trust agreements with each of the investors granting full power to vote the shares to the trustees named therein (the “Voting Trust Agreements”). The Voting Trust Agreements will terminate upon the earlier of (1) the sale of all of the shares of Common Stock of the Company issued and issuable to the Company’s shareholders or (2) a date fixed by the trustees, of which they shall give notice in writing at least 20 business days in advance.

Promissory Notes

On June 13, 2008, HCFP and Ralph S. Sheridan, our director and then-Chief Executive Officer and Secretary, each loaned the Company $60,000. The Company issued promissory notes (each a “Note” and together, the “Notes”) to HCFP and Mr. Sheridan, pursuant to which the principal amounts thereunder were due and payable on February 28, 2009 (the “Maturity Date”). The terms of the Note provided that HCFP and Mr. Sheridan would have the option of converting the unpaid balance of their respective Notes into shares of Common Stock at a conversion price equal to $.05 per share, subject to adjustment upon certain events at any time prior to the payment in full of the entire balance of the Notes.

On October 23, 2008, pursuant to the terms and conditions of the Notes, the Company received conversion notices from HCFP and Mr. Sheridan. Pursuant to the Notes, the outstanding principal amounts owed to HCFP and Mr. Sheridan were converted into an aggregate of 2,400,000 shares of the Company’s stock at a purchase price of $0.05 per share.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation.
*3.2	Amended By-Laws.
**4.1	Promissory Note issued by Good Harbor Partners Acquisition Corp. to HCFP Brenner Holdings, LLC dated June 13, 2008.
**4.2	Promissory Note issued by Good Harbor Partners Acquisition Corp. to Ralph S. Sheridan dated June 13, 2008.
***10.1	Form of Good Harbor Partners Acquisition Corp. Subscription Agreement
***10.2	Form of Good Harbor Partners Acquisition Corp. Voting Trust Agreement
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

**	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2008.

***	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Ralph S. Sheridan
Ralph S. Sheridan
Chief Executive Officer, President, Secretary and Director
Principal Executive Officer
Principal Financial Officer