Form 10-K
period 2008-12-31
Good Harbor Partners Acquisition Corp
filed 2009-03-31
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-15341

GOOD HARBOR PARTNERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

79 Byron Road, Weston, MA 02493

(Address of principal executive offices)

(781) 237-1014

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Stock Market LLC
Series A Units	The NASDAQ Stock Market LLC
Class W Warrants	The NASDAQ Stock Market LLC
Class Z Warrants	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter is: $248,500 as of December 31, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2009, there were 5,950,100 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Good Harbor Partners Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

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

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s current plan is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business management deems to be in the best interest of our shareholders. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

Sources of Target Businesses

Based on our management’s experience in finance and industry and with transactions involving the acquisition of operating businesses, we believe that there are numerous acquisition candidates. In general, our review procedure is expected to be as follows: Once an operating business passes an initial screening intended to eliminate any obviously unsuitable candidates, we will examine it through analysis of available information and general due diligence. We will then pursue in more detail and at greater expense in time, money and effort the most promising businesses we identify. In addition to our management’s, directors’ and advisors’ extensive experience and personal networks, potential target businesses may be brought to our attention by various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since we are known to be looking for acquisition candidates. We may agree (and have agreed in the past) to pay unaffiliated parties a fee if a purchase transaction is consummated with the target company brought to our attention by such a party. Our management continues to broaden its network of contacts by attending seminars, trade shows and conventions. We may engage firms in the finance or transaction businesses in the future, in which event we may pay a finder’s fee or other compensation to them in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. A finder’s fee or other compensation payable by us might be conditioned, in whole or in part, on the consummation of the related acquisition and would likely be a percentage of the fair market value of the transaction, with the percentage to be determined on an arm’s length basis based on market conditions at the time we enter into an agreement with a finder or broker.

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

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

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

In connection with our initial public offering, as part of the Series A units and Series B units, we issued warrants to purchase 16,300,000 shares of common stock. Our initial security holders, including our officers and directors and/or certain of their affiliates, have also purchased warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We have also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the underwriters which, if exercised, will result in the issuance of 50,000 additional shares of common stock and warrants to purchase an additional 710,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, our existing stockholders may experience dilution of their holdings.

The report of the independent registered public accounting firm that audited our financial statements includes a “going concern” explanatory paragraph.

The audit report in our financial statements for the year ended December 31, 2008, includes an explanatory paragraph that states that due to the Company’s limited capital and the possibility the Company will be unable to raise the necessary capital to operate raises substantial doubt as to its ability to continue as a going concern

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its security holders during the last fiscal quarter of the fiscal year ended December 31, 2008. However, on January 31, 2008, our stockholders voted to accelerate the distribution of the funds held in the Class B Trust Fund and to make certain changes to the charter of the Company which resulted in the Company being able to continue its operations indefinitely past March 15, 2008 pursuant to an Amended and Restated Certificate of Incorporation. Further details about this Meeting and the votes approved by the Company’s stockholders may be obtained by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 80,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock trades on the OTC Bulletin Board.  Our Class B Common Stock traded on the OTC Bulletin Board until trading as halted on February 1, 2008.  Quarterly high and low bid prices for each security were as follows for the quarterly periods indicated:

Quarter Ending:

Class of Security	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/3108
Common Stock	$1.75-1.60	$1.60-1.01	$1.10-0.77	$1.10-0.28	$0.48-0.38	$0.38-0.15	$0.15-0.07	$ 0.07
Class B Common Stock	5.07-4.83	5.11-5.04	5.13-5.05	5.26-5.12	*	*	*	*

* The 2008 quarterly highs and lows are not provided because trading of the Class B Common Stock was halted on February 1, 2008.

On March 31, 2009 the closing bid price for our Common Stock was $.07 per share.

As of March 31, 2009 there were 5 holders of record for the 5,950,100 shares of Common Stock outstanding.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On October 20, 2008, Good Harbor Partners Acquisition Corp. (the “Company”) sold 2,400,000 shares of its common stock, par value, $0.0001 per share, at a purchase price of $0.05 per share to certain investors pursuant to subscription agreements. Pursuant to the terms and conditions of the subscription agreements, the Company raised gross proceeds of $120,000. The Company intends to apply the offering proceeds for working capital and general corporate purposes.

In connection with the execution of the subscription agreements, the Company entered into separate voting trust agreements with each of the investors granting full power to vote the shares to the trustees named therein. The voting trust agreements will terminate upon the earlier of (1) the sale of all of the shares of Common Stock of the Company issued and issuable to the shareholders of the Company or (2) a date fixed by the trustees, of which they shall give notice in writing at least 20 business days in advance.

On October 23, 2008, the Company received conversion notices from the holders of its convertible promissory notes due February 28, 2009. Pursuant to the terms of the notes, the outstanding principal amounts owed to the holders under the convertible promissory note were converted into an aggregate of 2,400,000 shares of the Company's common stock at a conversion price of $0.05 per share.

No brokers or finders were used, and no commissions or other fees have been paid by the Company regarding the sale and issuance of common stock. The issuances were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking  statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion should be read in conjunction with the Company’s audited financial statements and footnotes thereto contained elsewhere in this Report.

Overview

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

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

As indicated in the accompanying financial statements, at December 31, 2008, we had $42,810 in cash. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination or raise the necessary capital to fund operations will be successful.

These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $42,810, comprised of cash and cash equivalents.  This compares with assets of $56,739,101, comprised of cash and cash equivalents and investments held in trust fund, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $38,680, comprised of accrued expenses.  This compares with current liabilities equal to $56,653,175 as of December 31, 2007.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2008 and December 31, 2007 and for the cumulative period from August 10, 2005 (Inception) to December 31, 2008.

	The Year Ended December 31, 2008	The Year Ended December 31, 2007	For the Cumulative Period from August 10, 2005 (Inception) to December 31, 2008
Net Cash Provided by (Used in) Operating Activities	$(386,572)	$(1,182,569)	$(1,947,946)
Net Cash Provided by (Used in) Investing Activities	56,660,364	-	3,231,364
Net Cash Provided by (Used in) Financing Activities	$(56,420,364)	$-	$(1,240,608)
Net Increase (Decrease) in Cash and Cash Equivalents	$(146,572)	$(1,182,569)	$42,810

On March 15, 2006 the company consummated it’s initial public offering. The offering generated total net proceeds of $54.9 million of which $53.4 million were placed in a Trust Fund.

On January 31, 2008,  the company’s stockholders voted to distribute the Trust Fund to its Class B Common Stockholders. On February 7, 2008 $56,660,364 including interest earned of $3,231,364 was distributed to Class B Stockholders.

Results of Operations

Net loss for the year ended December 31, 2008 of $(183,252) consisted of interest income on the Trust Fund investment of $138,544 and interest on cash and cash equivalents of $3,834, offset by $325,630 in operating expenses consisting of $226,530 in professional fees, $41,891 in insurance, $6,297 in Delaware franchise tax, $5,923 in travel, and $44,989 in other expenses.

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

Our net income for the period from August 10, 2005 (Inception) to December 31, 2008 was $1,244,738, consisting of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $2,045,588 operating expenses consisting of $1,293,563 in professional fees, $119,723 in Delaware franchise taxes, $224,660 for insurance, $156,000 for office space and other general and administrative services and $251,642 for other expenses.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

GOOD HARBOR PARTNERS ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and December 31, 2007	F-3

Statements of Operations, for the years ended December 31, 2008, 2007 and 2006, and for the period from August 10, 2005 (Inception) to December 31, 2008	F-4

Statement of Stockholders’ Equity for the period from August 10, 2005 (Inception) to December 31, 2005 and the years ended December 31, 2008, 2007 and 2006	F-5

Statements of Cash Flows, for the years ended December 31, 2008, 2007 and 2006 and for the period from August 10, 2005 (Inception) to December 31, 2008	F-6

Notes to Financial Statements	F-7-F14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Good Harbor Partners Acquisition Corp.
Weston, MA  02493

We have audited the accompanying balance sheets of Good Harbor Partners Acquisition Corp. (a corporation in the development stage, the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the three years ended  December 31, 2008 and for the period from August 10, 2005, (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Harbor Partners Acquisition Corp. as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the three years ended December 31, 2008 and for the period from August 10, 2005, (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s capital is very limited and the possibility the Company will be unable to raise additional capital necessary to operate raises substantial doubt as to its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, NY
March 31, 2009

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	December 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$42,810	$189,382
Investments held in Trust Fund including interest receivable of $0 and $139,625 (Note 1)	-	56,521,819
Prepaid expenses and other	-	27,900

Total assets	$42,810	$56,739,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$38,680	$131,356
Common stock, Class B subject to redemption, (Note 1)	-	56,521,819
Total current liabilities	38,680	56,653,175

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 5,950,100 and
1,150,100 shares issued and outstanding	595	115
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 and 10,580,000 shares
issued and outstanding	-	1,058
Additional paid-in-capital	1,990,160	1,749,582
Deficit accumulated in the development stage	(1,986,625)	(1,664,829)

Total stockholders' equity	4,130	85,926

Total liabilities and stockholders' equity	$42,810	$56,739,101

See Notes To Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Operations

	For the years ended			Period from inception (August 10, 2005) to
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008

Revenue	$-	$-	$-	$-

Operating expenses:
Professional Fees	226,530	924,385	132,381	1,293,563
Delaware franchise Tax (Note 4)	6,297	63,000	50,426	119,723
Other general and administrative expenses (Note 5)	92,803	284,224	255,081	632,302

Income (Loss) from operations	(325,630)	(1,271,609)	437,888	(2,045,588)

Interest income	142,378	1,804,559	1,343,389	3,290,326

Income (Loss) before provision for income taxes	(183,252)	532,950	905,501	1,244,738

Provision for income taxes	-	-	-	-

Net income (Loss)	$(183,252)	$532,950	$905,501	$1,244,738

Accretion relating to Class B common stock subject to possible conversion	-	(326,188)	(264,156)	(590,344)

Net income (Loss) attributable to other Class B stockholders and common stockholders	$(183,252)	$206,762	$641,345	$654,394

Class B common shares outstanding subject to possible conversion	-	2,114,942	2,114,942

Net income (Loss) per Class B common share subject to possible conversion, basic and diluted	-	$0.15	$0.12

Weighted average number of shares outstanding, basic and diluted	2,859,887	9,615,158	7,648,624

Net income (Loss) per share, basic and diluted	$(0.06)	$0.02	$0.08

See Notes To Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity

	Common Stock		Common Stock, Class B		Additional Paid -In	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500
Net loss	-	-	-	-	-	(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)	-	(264,156)

Net income	-	-	-	-	-	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)	-	(326,188)
Net income for the period	-	-	-	-	-	532,950	532,950
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819	(3,092,819)	-
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)	-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582	(1,664,829)	85,926

Net loss for the period	-	-	-	-	-	(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544	(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)	-	(138,544)
Sale of common shares (Note 7)	2,400,000	240	-	-	119,760	-	120,000
Conversion of promissory notes to common stock (Note 7)	2,400,000	240	-	-	119,760	-	120,000
Return and cancellation of Class B Common Stock (Note 1)	-	-	(10,580,000)	(1,058)	1,058	-	-

Balance, December 31, 2008	5,950,100	$595	-	$-	$1,990,160	$(1,986,625)	$4,130

See Notes To Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	Period from inception (August 10, 2005) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(183,252)	$532,950	$905,501	$1,244,738
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	(138,544)	-	-	(3,231,363)
Gain on maturity of Securities held in Trust Fund		(1,631,754)	(1,174,238)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	27,900	63,934	(91,834)	-
Interest receivable on investment held in Trust Fund	-	(139,625)	(147,202)	-
Increase (decrease) in accrued expenses	(92,676)	(8,074)	135,379	38,680

Net cash used in operating activities	(386,572)	(1,182,569)	(372,394)	(1,947,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust		(497,999,831)	(539,787,797)	(1,037,787,628)
Maturity of Securities held in trust	56,660,364	497,999,831	486,358,797	1,041,018,992

Net cash provided by (used in) investing activities	56,660,364	-	(53,429,000)	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	-	500
Proceeds from issuance of warrants	-	-	-	247,500
Payments for offering costs				(170,527)
Proceeds from sale of underwriters’ purchase option	-	-	100	100
Proceeds from issuance of common stock	120,000	-	-	120,000
Proceeds from the issuance of convertible promissory notes	120,000			120,000
Redemption of Class B Common Stock	(56,660,364)	-	-	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	-	-	10,680,457	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	44,421,725	44,421,725

Net cash provided by (used in) financing activities	(56,420,364)	-	55,102,282	(1,240,609)

Net increase (decrease) in cash and cash equivalents	(146,572)	(1,182,569)	1,300,888	42,810

Cash and cash equivalents
Beginning of period	189,382	1,371,951	71,063	-

End of period	$42,810	$189,382	$1,371,951	$42,810

Supplemental disclosure of non-cash financing activities:
Conversion of promissory notes to common shares	$120,000	-	-	$120,000
Accretion relating to Class B common stock subject to possible conversion	-	$326,188	$264,156	$590,344

Fair value of underwriter purchase option included in offering costs	-	-	$810,000	$810,000

Reclassification of Class B common stock to liability	-	$45,251,018	$-

Reclassification of Class B , subject to possible conversion to liability	-	$11,270,801	$-

See Notes to Financial Statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development State Enterprises.

Organization

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on March 8, 2006. The Company consummated the Offering of 500,000 series A Units (the “Series A Units” or a “Series A Unit”) and 4,600,000 Series B Units (the “Series B Units” or a “Series B Unit”) on March 15, 2006. On March 20, 2006, the Company consummated the closing of an additional 75,000 Series A Units and 690,000 Series B Units which were subject to the over-allotment option. The Offering generated total net proceeds of approximately $54.9 million of which $53,429,000 was placed in Trust. The Company’s management had broad authority with respect to the application of the proceeds of such offering although substantially all of the proceeds of such offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of any initial public offering would be held in trust (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months (September 15, 2007), or consummated in 24 months (March 15, 2008), subsequent to the initial public offering (the “Target Business Acquisition Period).

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, the Trust Fund was distributed pro-rata to all of the Class B common stockholders and their Class B common shares were cancelled and returned to the status of authorized but unissued shares. Common stockholders did not receive any of the proceeds from the Trust Fund.

On November 15, 2007, the Company announced its termination of its previously announced letters of intent for business combinations in the security industry. As a result the Company instituted plans to distribute the amount held in the Trust Fund to its Class B stockholders and $11,270,801 of Class B common stock subject to conversion (including accretion of $326,188 during 2007) was reclassified to current liabilities.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In addition, the Company’s remaining Common stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of March 15, 2008. The Company will continue to seek acquisitions. The company’s plan is to identify a quality investment opportunity in an operating business, not limited to the security industry, which can benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy. During the first nine months of 2008, the Company began the process of identifying candidates meeting those criteria and expanded its search beyond the security industry. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

Going concern consideration

At December 31, 2008, the Company had $42,810 in cash and working capital of $4,130. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to acquire a Target Businesses, which includes necessary due diligence investigations and negotiations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units.

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

INVESTMENTS HELD IN TRUST—The Company’s restricted investments held in the Trust Fund had been comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes has been required for the years ended December 31, 2008 and 2007 or the period from inception (August 10, 2005) to December 31, 2008. The Trust Fund was liquidated on February 7, 2008.

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

As a result of the Company’s distribution of the Trust Fund to the Class B Common Stockholders as discussed in Note 1, all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon on February 7, 2008. Due to the distribution to Class B common shareholders and the inclusion therein of $3,231,364 of interest earned on the Trust Fund the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,580,000 shares) and common stock (1,150,100 shares) since inception. Such amounts would be $0.31 net income per share of common stock Class B (based on $3,231,364 interest on Trust Fund since the Offering) and $1.73 net loss per share of common stock (based on net loss since inception of $1,986,625 excluding interest on Trust Fund) for the 10,580,000 and 1,150,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS— On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” related to the valuation and reporting of the Company’s financial assets and liabilities. The adoption of the SFAS No. 157 did not have a material impact on the Company’s financial assets and liabilities or its financial results. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the   Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements. If the Company were to complete an acquisition the provisions may have a material effect.

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

NEW ACCOUNTING PRONOUNCEMENTS— In December 2007, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS 141 (revised 2007), Business Combinations, and (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions could have a material impact on the Company’s results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The adoption of SFAS 160 will not have a material impact on its financial condition or results of operations.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The adoption of this Staff Position will not have a material impact on our results of operations or our financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements

NOTE 4—TAXES

Income Taxes

No provisions for federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal and Virginia state taxation. Therefore the Company has cumulative tax losses of approximately $2.0 million which are not likely to be realized and consequently a full valuation allowance has been established relating to such deferred tax assets.

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

Franchise taxes incurred in the State of Delaware of $6,297, $63,000 and $50,426 for the years ended December 31, 2008, 2007 and 2006, respectively and $119,723 for the period from inception (August 10, 2005) to December 31, 2008 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0, $82,500 and $73,306 for the three years ended December 31, 2008 and $155,806 for the period from inception (August 10, 2005) to December 31, 2008.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

NOTE 6 – PROMISSORY NOTES

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

NOTE 7—CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 40,000,000 to 80,000,000 on June 16, 2008. As of December 31 2008, there are 5,950,100 shares of the Company’s common stock issued and outstanding.

As of December 31, 2008, there are 52,259,900 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

On October 20, 2008 the Company raised $120,000 through the sale of 2,400,000 shares of common stock at a face value of $0.05 per share and a par value of $.0001 per share. The proceeds of this sale were received in August 2008 under a subscription agreement. The Company intends to apply the funds raised to working capital and general corporate purposes.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

As discussed in Note 5, in October 2008 the Company converted the outstanding principal amounts owed to the holders under certain promissory notes into an aggregate of 2,400,000 shares of the Company’s common stock at a purchase price of $0.05 per share.

NOTE 8 —WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2011. As of December 31, 2008 and 2007 there were 13,391,250 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of December 31, 2008 and 2007, there were 7,888,750 Class Z Warrants outstanding.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2008, our principal executive officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K are effective.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
For the three month period ending December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Ralph Sheridan	59	President and Director
John C. Mallon	74	Secretary and Director
Michael S. Greenberg	39	Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Ralph S. Sheridan has been our Chief Executive Officer and Secretary and a Director since August 2005. Mr. Sheridan is a frequent spokesman on technology solutions to complex security problems with particular emphasis on cargo crime and cross border trade, detection of nuclear materials and cyber threats to process control systems. Since June 2003, Mr. Sheridan has been the Managing Partner of Value Management LLC, which provides technology start-up assistance, realignment and business development advisory services. From 1993 to May 2003, Mr. Sheridan was the President and Chief Executive Officer of American Science & Engineering, Inc., a Nasdaq listed company that provides X-ray detection equipment and contract technology development for the detection of explosives, drugs, weapons and illegal immigrants, as well as manifest verification for cargo. From 1990 to 1993, Mr. Sheridan served as the President of Value Management Corp., a consulting and investment banking firm founded by Mr. Sheridan which focused on turnarounds of technology businesses. From 1987 to 1989, Mr. Sheridan was President and Chief Executive Officer of HEC Energy Corp., an energy services company. Prior to that, from 1981 to 1986, Mr. Sheridan held positions in business development and international operation at Combustion Engineering, Inc., an engineering services and systems company, including Vice President of Operations from 1984 to 1986 for the Engineered Systems and Controls Group that he built from four acquisitions. From 1976 to 1981, Mr. Sheridan held positions in business development and international operations at Continental Group, a diversified packaging, financial services and gas pipeline company. From 1974 to 1976, Mr. Sheridan held positions at W.R. Grace, a specialty chemicals and materials company. He currently serves on the Board of Ion Signature Technologies, a private company focused on advanced data analysis software for analytical instrumentation and the board of StegoSystems Inc., a private company providing enterprise security software to identify and prevent the execution of malicious or foreign code. Mr. Sheridan received a B.S. in Chemistry and an M.B.A. from Ohio State University.

John C. Mallon has been a member of our Board of Directors since August 2005. Since 1995, Mr. Mallon has been the Senior Managing Director of Mallon Associates (formerly a division of C.E. Unterberg, Towbin), an investment bank exclusively serving the global security industry. In 2008, he was appointed Chairman of Mace Security International, Inc., a public company that manufactures and distributes defensive chemical sprays, video surveillance cameras and other security products.” From 1970 to 1991, he was co-founder, President and Vice Chairman of IBI Security Services, Inc., a former public company engaged in alarm, guard and armored carrier services. He is currently Chairman of IBI Armored Services, a private company that provides armored carrier, high value shipping and money processing services. Prior to earning a law degree and entering the security industry, he was a police and investigative reporter, and later labor editor, for the New York Daily News. Mr. Mallon received his B.S. from Columbia University and an L.L.B. from St. John’s University School of Law.

Michael S. Greenberg, joined our board of directors in June 2008. From August 2004 to January 2009, Mr. Greenberg was employed by HCFP/Brenner Securities, LLC, where he held the position of Managing Director in the Investment Banking Division. From 2000 to February 2004, Mr. Greenberg was a Vice President in the Capital Markets Origination Group at Dresdner Kleinwort Wasserstein. Prior to that position, Mr. Greenberg worked in Corporate Banking at Scotia Capital. Mr. Greenberg received a B.S. Degree in Finance from the University of Florida in 1991 and M.B.A. in Finance and Corporate Accounting from the William E. Simon Graduate School of Business Administration at the University of Rochester in 1996. Mr. Greenberg holds the Chartered Financial Analyst designation.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

              Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

The Company has adopted a code of ethics which is available on the Company website, www.goodharborpartners.com.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Cash Compensation	Other Compensation

Ralph S. Sheridan, President and Director	2008	None	None
	2007	None	None
John C. Mallon, Secretary and Director	2008	None	None
	2007	None	None
Michael Greenberg, Director	2008	None	None
	2007	None	None

Officers do not receive compensation for serving in their capacities, however officers may be reimbursed for out of pocket expenses associated with compliance and due diligence.

Director Compensation

We do not currently pay any cash fees to our directors, however out of pocket expenses associated with compliance and due diligence are reimbursed as submitted.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 31, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Ralph S. Sheridan (1) 79 Byron Road Weston, MA 02493	1,200,100	(2)	20.17%

John C. Mallon (3) 79 Byron Road Weston, MA 02493	0		0%

Michael Greenberg (4) 79 Byron Road Weston, MA 02493	0		0%

HCFP Brenner Holdings, LLC 888 Seventh Avenue 9th Floor New York, NY 10106	1,200,000		20.17%

FI Investment Group, LLC 1600 Tysons Blvd Suite 1150 McLean, VA 22102	1,200,000		20.17%

William J. McCluskey 340 E. 63rd Street #6-A New York, NY 10021	1,200,000		20.17%

All Directors and Officers as a Group (3 individuals)	1,200,100		20.17%

(1)	Ralph S. Sheridan is President and Director of the Company.
(2)
Does not include 1,252,000 shares of Common Stock issuable upon exercise of Class W warrants and Class Z Warrants held by Mr. Sheridan that are not exercisable and will not be exercisable within the next 60 days.

(3)	John C. Mallon is Secretary and Director of the Company.
(4)	Michael Greenberg is Director of the Company.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

BDO Seidman, LLP (“BDO”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $68,424.00 for the fiscal year ended December 31, 2008 and $44,625 for the period ended December 31, 2007.

Audit-Related Fees

There were no fees billed by BDO for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Tax Fees

There were no fees billed by BDO for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

All Other Fees

There were no fees billed by BDO for other products and services for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	By-laws

***14	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2007 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.

***	Incorporated by reference to the Company’s Registration Statement and available on the Company’s website, www.goodharborpartners.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HARBOR PARTNERS ACQUISITION CORP.

Dated: March 31, 2009	By:	/s/ Ralph Sheridan
Ralph Sheridan
President and Director
Principal Executive Officer
Principal Financial and Accounting Officer

Dated: March 31, 2009	By:	/s/John C. Mallon
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Ralph Sheridan	President and Director	March 31, 2009
Ralph Sheridan

/s/ John C. Mallon	Secretary and Director	March 31, 2009
John C. Mallon

/s/ Michael Greenberg	Director	March 31, 2009
Michael Greenberg