Form 10-Q
period 2009-03-31
Good Harbor Partners Acquisition Corp
filed 2009-05-15
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51693

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,950,100 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2009.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	1

	Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from inception (August 10, 2005) to March 31, 2009 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2008 (audited) and the three months ended March 31, 2009 (unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from inception (August 10, 2005) to March 31, 2009 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	20

Signatures		21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,459	$42,810

Total assets	$9,459	$42,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$21,515	$38,680
Total current liabilities	21,515	38,680

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 5,950,100 shares issued and outstanding	595	595
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,990,160	1,990,160
Deficit accumulated in the development stage	(2,002,811)	(1,986,625)

Total stockholders' equity (deficit)	(12,056)	4,130

Total liabilities and stockholders' equity	$9,459	$42,810

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Operations

	For the three months ended		Period from inception (August 10, 2005) to

	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Operating expenses:
Professional Fees	7,218	59,652	1,300,781
Delaware franchise Tax (Note 4)	206	12,764	119,929
Other general and administrative expenses (Note 5)	8,762	51,271	641,064

Loss from operations	(16,186)	(123,687)	(2,061,774)

Interest income	-	142,378	3,290,326

Income (Loss) before provision for income taxes	(16,186)	18,691	1,228,552

Provision for income taxes	-	-	-

Net income (Loss)	$(16,186)	$18,691	$1,228,552

Accretion relating to Class B common stock subject to possible conversion	-	-	(590,344)

Net income (Loss) attributable to other Class B stockholders (prior to February 7, 2008) and common stockholders	$(16,186)	$18,691	$638,208

Class B common shares outstanding subject to possible conversion	-	883,163

Net income (Loss) per Class B common share subject to possible conversion, basic and diluted	-	$0.02

Weighted average number of shares outstanding, basic and diluted	5,950,100	4,684,959

Net income (Loss) per share, basic and diluted	$(0.00)	$0.00

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

						Earnings (deficit)
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500
Net loss	-	-	-	-	-	(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000	(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025	-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)	-	(264,156)

Net income	-	-	-	-	-	905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969	895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)	-	(326,188)

Net income for the period	-	-	-	-	-	532,950	532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account						1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819	(3,092,819)
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)	-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582	(1,664,829)	85,926

Net loss for the period	-	-	-	-	-	(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544	(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)	-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760		120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760		120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058	-	-

Balance, December 31, 2008 (audited)	5,950,100	$595	-	$-	$1,990,160	$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-	(16,186)	(16,186)

Balance, March 31, 2009 (Unaudited)	5,950,100	$595	-	$-	$1,990,160	$(2,002,811)	$(12,056)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows

	For the three months ended March 31, 2009 (Unaudited)	For the three months ended March 31, 2008 (Unaudited)	Period from inception (August 10, 2005) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(16,186)	$18,691	$1,228,552
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	(138,544)	(3,231,364)
Gain on maturity of Securities held in Trust Fund
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	-	27,900	-
Interest receivable on investment held in Trust Fund	-	-	-
Increase (decrease) in accrued expenses	(17,165)	(63,351)	21,515

Net cash used in operating activities	(33,351)	(155,304)	(1,981,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust		-	(1,037,787,628)
Maturity of Securities held in trust	-	56,660,364	1,041,018,992

Net cash provided by investing activities	-	56,660,364	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Proceeds from issuance of common stock	-	-	120,000
Proceeds from the issuance of convertible promissory notes	-		120,000
Redemption of Class B Common Stock	-	(56,660,364)	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	-	-	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	44,251,199

Net cash used in financing activities	-	(56,660,364)	(1,240,608)

Net increase (decrease) in cash and cash equivalents	(33,351)	(155,304)	9,459

Cash and cash equivalents
Beginning of period	42,810	189,382	-

End of period	$9,459	$34,078	$9,459

Supplemental disclosure of non-cash financing activities:
Conversion of promissory notes to common shares	-	-	-
Accretion relating to Class B common stock subject to possible conversion	-	-	$590,344

Fair value of underwriter purchase option included in offering costs	~~-~~	-	$810,000

Reclassification of Class B common stock to liability

Reclassification of Class B , subject to possible conversion to liability

			-

See Notes to Condensed Unaudited Financial Statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

Going concern consideration

At March 31, 2009, the Company had $9,459 in cash and a working capital deficit of $12,056. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to acquire a Target Businesses, which includes necessary due diligence investigations and negotiations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH  31, 2009

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the   Company holds. An active market for the assetor liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH  31, 2009

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

Franchise taxes incurred in the State of Delaware of $206 and $12,764 for the three months ended March 31, 2009 and 2008, respectively and $119,929 for the period from inception (August 10, 2005) to March 31, 2009 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0 for both the three months ended March 31, 2009 and March 31, 2008 and $155,806 for the period from inception (August 10, 2005) to March 31, 2009.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 40,000,000 to 80,000,000 on June 16, 2008. As of March 31 2009, there are 5,950,100 shares of the Company’s common stock issued and outstanding.

As of March 31, 2009, there are 52,259,900 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

On October 20, 2008 the Company raised $120,000 through the sale of 2,400,000 shares of common stock at a face value of $0.05 per share and a par value of $.0001 per share. The proceeds of this sale were received in August 2008 under a subscription agreement. The Company intends to apply the funds raised to working capital and general corporate purposes.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH  31, 2009

As discussed in Note 6, in October 2008 the Company converted the outstanding principal amounts owed to the holders under certain promissory notes into an aggregate of 2,400,000 shares of the Company’s common stock at a purchase price of $0.05 per share.

NOTE 8 —WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2011. As of March 31, 2009 and 2008 there were 13,391,250 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of March 31, 2009 and 2008, there were 7,888,750 Class Z Warrants outstanding.

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
MARCH 31, 2009

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

NOTE 9 – SUBSEQUENT EVENT

On May 12, 2009 the company entered into four unsecured promissory notes totaling $24,000 which are payable on May 12, 2017. These notes bear interest at a rate of 10%.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financials statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 31, 2009.

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

During the first nine months of 2007, the Directors aggressively pursued acquisition opportunities in the security sector with an emphasis on information technology security. In September, 2007 we announced that we had entered into letters of intent with two companies. These companies were believed to be synergistic in their capabilities to address security problems for large enterprise network systems. In October and early November of 2007, the Board completed due diligence, negotiated definitive agreements with each target company and worked with counsel and other advisors to complete the SEC filings required to be made in connection with the planned acquisitions. In the second week of November, 2007, we received financial information on one of the companies that dramatically affected our valuation of that company and thus of the entire combined transaction. Based on this information the combined value of the two companies no longer met the minimum required by our charter documents and initial public offering prospectus (“Prospectus”), i.e., eighty percent of the value of the funds held in trust. After consulting with our investment bankers and outside counsel, we withdrew the letters of intent and reported to our stockholders that given the late date, we did not believe it was possible to complete a new and different transaction within the time frame required by our charter documents and Prospectus. For the balance of the quarter we worked on the proxy statement and other materials necessary to obtain the stockholder vote required to return early the funds held in trust for the B shareholders. The meeting to accomplish that purpose was held on January 31, 2008 and at that time, we also asked our remaining common stockholders to amend the charter to allow continuation of the corporation after the return of the funds held in Trust to the Class B stockholders, and the common stockholders voted to approve the necessary amendments. In essence, the Company ceased to be a blank check company on January 31, 2008. It is now a public shell company seeking a merger candidate that will represent a good investment for its common stockholders.

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

From an operational perspective, the Company had, and continues to have, no operating business. Prior to returning the funds to the Class B stockholders, the Trust and the excess cash working capital accounts were invested in separate accounts with Bank of America. Expenses for the first three months of 2009 were paid in connection with the following:

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $9,459, comprised exclusively of cash and cash equivalents. This compares with assets of $42,810, comprised of cash and cash equivalents as of December 31, 2008. The Company’s current liabilities as of March 31, 2009 totaling $21,515, comprised of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2008 of $38,680, comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 and for the cumulative period from August 10, 2005 (Inception) to March 31, 2009.

	The Three Months Ended March 31, 2009	The Three Months Ended March 31, 2008	For the Cumulative Period from August 10, 2005 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(33,351)	$(155,304)	$(1,981,297)
Net Cash (Used in) Investing Activities	-	$56,660,364	$3,231,364
Net Cash Provided by Financing Activities	-	$(56,660,364)	$(1,240,608)
Net Increase (Decrease) in Cash and Cash Equivalents	$(33,351)	$(155,304)	$9,459

In the three month period ending March 31, 2008 the redemption of Class B Common shares resulted in $56,660,364 being distributed to shareholders from the Trust Fund.

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

●	significantly reduce the equity interest of our current stockholders;
●
result in the subordination of the rights of holders of our common stock, par value $.0001 per share (the “Common Stock”) if shares of our preferred stock, par value $.0001 per share (the “Preferred Stock”) is issued with rights senior to those afforded to our Common Stock;

●
cause a change in control if a substantial number of our shares of Common Stock are issued, which would affect, among other things, our ability to use our net operating loss carry forwards, if any, and might also result in the resignation or removal of one or more of our officers and directors; and

●	adversely affect prevailing market prices for our securities.

Similarly, the issuance of additional debt securities may result in:

●	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations; and
●
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

Results of Operations

Our net loss for the three months ended March 31, 2009 was $(16,186), as a result of $16,186 in general administration expenses, consisting of $7,218 in professional fees and $8,968 for other expenses.  This compares with a net income for the three months ended March 31, 2008 of $18,691 consisting of interest income on the Trust Fund investment of $141,611 and interest on cash and cash equivalents of $767, offset by $123,687 in general and administrative expenses consisting of $59,652 for professional fees, $26,237 for insurance, $12,764 for Delaware franchise tax, $898 for travel and $24,136 for other expenses.

Our net income for the period from inception (August 10, 2005) to March 31, 2009 was $1,228,552 as a result of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $2,061,774 in general and administrative expenses consisting of $1,300,781   for professional fees, $229,669 for insurance, $119,929 for Delaware franchise tax, $156,000 for office space and other general and administrative services and $255,395 for other expenses.

It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

a.  Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On May 12, 2009, the Company, received a loan from Ralph Sheridan, the Company’s President and a director, Ira Scott Greenspan, William McCluskey, a shareholder of the Company and Hummingbird Value Fund, LP, (the “Noteholders”), each in the amount of $6,000, for an aggregate of $24,000.  The Company issued promissory notes (the “Notes”) to each of the Noteholders, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 10%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) May 12, 2017 or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

Under the Note, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the Note when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the Note, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings.  In the event that an Event of Default has occurred, the holder of the Note may, by notice to the Company, declare the entire Note to be immediately due and payable.  In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, then the entire Note shall automatically become due and payable without any notice or other action by the Noteholder.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Note shall accrue at the rate of 18% per annum.

The Notes are filed hereto as Exhibit 4.1, 4.2, 4.3 and 4.4 of this Form 10-Q

b.  Change in Registrant’s Certifying Accountant

(1)        (i)              On May 12, 2009, the Company dismissed BDO Seidman, LLP (“BDO”) as its independent certifying public accountant.

(ii)              Since August 10, 2005 (inception) through December 31, 2008 the accountant’s report on the financial statements contained no adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles.  The accountant’s report contained an explanatory paragraph describing going concern contingencies.

(iii)              The dismissal was authorized and approved by the Board of Directors of the Company.

(iv)              Since August 10, 2005 (inception) through December 31, 2008 and the interim periods preceding the dismissal of BDO, there were no disagreement with BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject of that disagreement in its reports on the Company’s financial statements.

The Company requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the Company’s statements in this Item 5(b)(1)(i), (ii) and (iv).  A copy of the letter furnished by BDO in response to this request, dated May 15, 2009, is filed as Exhibit 16.1 to this Form 10-Q

(2)              On May 12, 2009, the Company engaged Gruber & Company LLC (“Gruber”) as its new independent certifying public accountant.  During the two most recent fiscal years and the interim period preceding the engagement of Gruber, the Company has not consulted with Gruber regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Gruber or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-K.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation.
*3.2	Amended By-Laws.
4.1	Promissory Note issued by the Company to Ralph Sheridan dated May 12, 2009
4.2	Promissory Note issued by the Company to Ira Scott Greenspan dated May 12, 2009
4.3	Promissory Note issued by the Company to William McCluskey dated May 12, 2009
4.4	Promissory Note issued by the Company to Hummingbird Value Fund, LP dated May 12, 2009
16.1	Letter to the SEC from BDO, dated May 15, 2009
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 15, 2009	GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Ralph S. Sheridan
Ralph S. Sheridan
Chief Executive Officer, President, Secretary and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer