Form 10-Q
period 2009-06-30
Good Harbor Partners Acquisition Corp
filed 2009-08-13
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,150,100 shares of common stock, par value $.0001 per share, outstanding, which includes 1,200,000 shares of common stock held in treasury, as of August 13, 2009.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	1

	Condensed Statements of Operations for the Three and Six months ended June 30, 2009 and 2008 and for the period from inception (August 10, 2005) to June 30, 2009 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from August 10, 2005 (Inception) to December 31, 2008 (audited) and the Six months ended June 30, 2009 (unaudited)	3

	Condensed Statements of Cash Flows for the Six months ended June 30, 2009 and 2008 and for the period from inception (August 10, 2005) to June 30, 2009 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$37,042	$42,810

Total assets	$37,042	$42,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$4,333	$38,680
Stock Repurchase Payable (Note 7)	27,918	-
Total current liabilities	32,251	38,680

Long Term Promisory Notes Payable (Note 6)	24,000	-

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 7,150,100 and 5,950,100 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	715	595
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	2,020,040	1,990,160
Deficit accumulated in the development stage	(2,009,964)	(1,986,625)
Treasury Stock, 1,200,000 shares	(30,000)	-

Total stockholders' equity (deficit)	(19,209)	4,130

Total liabilities and stockholders' equity	$37,042	$42,810

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Statement of Operations (unaudited)

	For the three months ended		For the six months ended		Period from inception (August 10, 2005) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Professional Fees	3,250	32,915	10,468	92,567	1,304,031
Delaware franchise tax (Note 4)	100	-	306	12,764	120,029
Other general and administrative expenses (Note 5)	3,802	7,965	12,565	59,237	644,866

Loss from operations	(7,152)	(40,880)	(23,339)	(164,568)	(2,068,926)

Interest income	-	-	-	142,378	3,290,326

Income (Loss) before provision for income taxes	(7,152)	(40,880)	(23,339)	(22,190)	1,221,400

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (Loss)	$(7,152)	$(40,880)	$(23,339)	$(22,190)	$1,221,400

Accretion relating to Class B common stock subject to conversion	-	-	-	-	(590,344)

Net income (Loss) attributable to common stockholders	$(7,152)	$(40,880)	$(23,339)	$(22,190)	631,056

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	-	-	-	441,581

Net income (Loss) per Class B common share subject to conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and diluted	5,950,100	1,150,000	5,950,100	2,917,530

Net income (Loss) per share, basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.01)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

	Common Stock		Common Stock, Class B		Additional Paid -In	Treasury	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	Stock	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500		-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500		-	247,500
Net loss	-	-	-	-	-		(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000		(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025		-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)		-	(264,156)

Net income	-	-	-	-	-		905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969		895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)		-	(326,188)

Net income for the period	-	-	-	-	-		532,950	532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account							1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)		-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582		(1,664,829)	85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008 (audited)	5,950,100	$595	-	$-	$1,990,160		$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-		(23,339)	(23,339)
Sale of common shares - Proceeds of $30,000 (Note 7)	1,200,000	120			29,880			30,000
Repurchase of common shares - 1,200,000 shares (Note 7)						(30,000)		(30,000)

Balance, June 30, 2009 (Unaudited)	7,150,100	$715	-	$-	$2,020,040	$(30,000)	$(2,009,964)	$(19,209)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Statement of Cash Flows (unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	Period from inception (August 10, 2005) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(23,339)	$(22,190)	$1,221,399
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	(138,544)	(3,231,364)
Income related to stock repuchase	(2,082)	-	(2,082)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	-	27,900	-
Increase (decrease) in accrued expenses	(34,347)	(108,318)	4,333

Net cash used in operating activities	(59,768)	(241,152)	(2,007,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,037,787,628)
Maturity of Securities held in trust	-	56,660,364	1,041,018,992

Net cash provided by investing activities	-	56,660,364	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from Convertible Notes	-	120,000	120,000
Proceeds from the issuance of convertible promissory notes	24,000	-	144,000
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	-	(56,660,364)	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	-	-	10,680,457
Proceeds from the issuance of common stock	30,000	-	30,000
Net proceeds from sale of units though public offering allocable to stockholders' equity	-	-	44,251,199

Net cash used in financing activities	54,000	(56,540,364)	(1,186,608)

Net increase (decrease) in cash and cash equivalents	(5,768)	(121,152)	37,042

Cash and cash equivalents
Beginning of period	42,810	189,382	-

End of period	$37,042	$68,230	$37,042

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common stock subject to possible conversion	$-	$-	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$-	$810,000

Repurchase of 1,200,000 common shares	$27,918	$-	$27,918

See Notes to Condensed Unaudited Financial Statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2009

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
(unaudited)
JUNE 30, 2009

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

Going concern consideration

At June 30, 2009, the Company had $37,042 in cash and a working capital of $4,791. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to acquire a Target Businesses, which includes necessary due diligence investigations and negotiations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K filed on March 31, 2009. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Subsequent events

The Company has evaluated subsequent events through the time the June 30, 2009, Form 10-Q was filed with the Securities and Exchange Commission on August 13, 2009, which is the date the financial statements were issued. No events have occured susequent to June 30, 2009 that require disclosure or recognition in these financial statements.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2009
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
(unaudited)
JUNE 30, 2009

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
(unaudited)
JUNE 30, 2009

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

In 2009, the FASB issued Statement 165, Subsequent Events, which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements, Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adpoted the provisions of Statement 165 as of June 28, 2009, See Note 1.

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

Franchise taxes incurred in the State of Delaware of $100 and $0 for the three months ended June 30, 2009 and 2008, respectively and $120,029 for the period from inception (August 10, 2005) to June 30, 2009 are included in operating expenses.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2009

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0 for both the three months ended June 30, 2009 and 2008 and $155,806 for the period from inception (August 10, 2005) to June 30, 2009.

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

On May 12, 2009, three individuals and Ralph S. Sheridan, each loaned the Company $6,000 (total proceeds $24,000). The Company issued promissory notes (each a “Note” and together, the “Notes”) to the individuals and Mr. Sheridan, pursuant to which the principal and interest amounts thereunder are due and payable on May 12, 2017 (the “Maturity Date”). The notes bear interest of 10% annually.

NOTE 7—CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2009

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 40,000,000 to 80,000,000 on June 16, 2008. As of June 30 2009, there are 7,150,100 shares of the Company’s common stock issued and outstanding, which includes 1,200,000 shares of common stock held in treasury.

As of June 30, 2009, there are 51,059,900 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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

On June 18, 2009 the Company raised $30,000 through the sale of 1,200,000 shares of common stock at a face value of $0.025 per share and a par value of $.0001 per share. The Company applied these funds to the repurchase of common shares noted below.

On June 18, 2009 the Company repurchased an aggregate of 1,200,000 shares of its common stock, par value of $.0001 per share from HCFP Brenner Holdings, LLC for an aggregate purchase price of $30,000.  Payment of $27,918 (30,000 net of expenses) related to this repurchase was made in July 2009 and was recorded as a current liability as of June 30, 2009.  These shares are now held as treasury shares at June 30, 2009.

NOTE 8 —WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2011. As of June 30, 2009 and 2008 there were 13,391,250 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of June 30, 2009 and 2008, there were 7,888,750 Class Z Warrants outstanding.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2009

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

From an operational perspective, the Company had, and continues to have, no operating business. Prior to returning the funds to the Class B stockholders, the Trust and the excess cash working capital accounts were invested in separate accounts with Bank of America. Expenses for the first six months of 2009 were paid in connection with the following:

(i)	legal and maintenance expenses in connection with the Company’s filings with the SEC, including its annual report on Form 10-K, its quarterly report on Form 10-Q;
(ii)	insurance and corporate franchise taxes;
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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $37,042, comprised exclusively of cash and cash equivalents. This compares with assets of $42,810, comprised of cash and cash equivalents as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaling $32,251, comprised of accrued expenses and stock repurchase payable. This compares to the Company’s current liabilities as of December 31, 2008 of $38,680, comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009 and 2008 and for the cumulative period from August 10, 2005 (Inception) to June 30, 2009:

	The Six Months Ended June 30 2009	The Six Months Ended June 30, 2008	For the Cumulative Period from August 10, 2005 (Inception) to June 30, 2009
Net Cash (Used in) Operating Activities	$(29,768)	$(241,152)	$(1,977,714)
Net Cash (Used in) Investing Activities	-	$56,660,364	$3,231,364
Net Cash Provided by Financing Activities	24,000	$(56,540,364)	$(1,216,608)
Net Increase (Decrease) in Cash and Cash Equivalents	$(5,768)	$(121,152)	$37,042

In the six month period ending June 30, 2008 the redemption of Class B Common shares resulted in $56,660,364 being distributed to shareholders from the Trust Fund.

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

▪	significantly reduce the equity interest of our current stockholders;
▪
result in the subordination of the rights of holders of our common stock, par value $.0001 per share (the “Common Stock”) if shares of our preferred stock, par value $.0001 per share (the “Preferred Stock”) is issued with rights senior to those afforded to our Common Stock;

▪
cause a change in control if a substantial number of our shares of Common Stock are issued, which would affect, among other things, our ability to use our net operating loss carry forwards, if any, and might also result in the resignation or removal of one or more of our officers and directors; and

▪	adversely affect prevailing market prices for our securities.

Similarly, the issuance of additional debt securities may result in:

▪	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations; and
▪
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

Results of Operations

Our net loss for the three months ended June 30, 2009 was $(7,152) as a result of $3,802 in general administration expenses,  $3,250 in professional fees and $100 in Delaware franchise taxes. This compares with a net loss for the three months ended June 30, 2008 of $(40,880) as a result of $7,965 in general and administrative expenses and $32,915 in professional fees.

Our net loss for the six months ended June 30, 2009 was $(23,339) as a result of $12,565 in general administration expenses, $10,468 in professional fees and $306 in Delaware franchise taxes. This compares with a net loss for the six months ended June 30, 2008 of $(22,190) as a result of $59,237 in general and administrative expenses, $92,567 in professional fees, and $12,764 in Delaware franchise taxes.

Our net income for the period from inception (August 10, 2005) to June 30, 2009 was $1,221,400 as a result of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $644,866 in general and administrative expenses, $1,304,031 for professional fees,  and $120,029 for Delaware franchise tax.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           On June 18, 2009, the Company sold 1,200,000 shares of Common Stock to The Tarsier Nanocap Value Fund LP, a Delaware limited partnership (“Tarsier”).  The Company sold such shares of Common Stock to Tarsier for an aggregate purchase price equal to $30,000 (the “Sale of Stock”) and pursuant to the terms and conditions contained in that certain common stock purchase agreement (the “Purchase Agreement”).  The Company consummated the Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The Purchase Agreement is filed as exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 24, 2009.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

(b)           On June 18, 2009, the Company used the proceeds from the sale of stock to Tarsier to repurchase an aggregate of 1,200,000 shares (the “Shares”) of its common stock, par value $.0001 per share (the “Common Stock”) from HCFP Brenner Holdings, LLC for an aggregate purchase price equal to $30,000 (the “Repurchase”) and pursuant to the terms and conditions contained in that certain repurchase agreement (the “Repurchase Agreement”).  The Repurchase Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 24, 2009.

(c)           On May 12, 2009, the Company, received a loan from Ralph Sheridan, the Company’s President and a director, Ira Scott Greenspan, William McCluskey, a shareholder of the Company and Hummingbird Value Fund, LP, (the “Noteholders”), each in the amount of $6,000, for an aggregate of $24,000.  The Company issued promissory notes (the “Notes”) to each of the Noteholders, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 10%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) May 12, 2017 or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

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

The Notes are filed as Exhibit 4.1, 4.2, 4.3 and 4.4 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation.
*3.2	Amended By-Laws.
**4.1	Promissory Note issued by the Company to Ralph Sheridan dated May 12, 2009
**4.2	Promissory Note issued by the Company to Ira Scott Greenspan dated May 12, 2009
**4.3	Promissory Note issued by the Company to William McCluskey dated May 12, 2009
**4.4	Promissory Note issued by the Company to Hummingbird Value Fund, LP dated May 12, 2009
***10.1	Repurchase Agreement by and between the Company and HCFP Brenner Holdings, LLC, dated June 18, 2009.
***10.2	Purchase Agreement by and between the Company and The Tarsier Nanocap Value Fund LP, dated June 18, 2009.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

**	Filed as an Exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009 and incorporated herein by this reference.

***	Filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 24, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2009	GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Ralph S. Sheridan
Ralph S. Sheridan
Chief Executive Officer, President, Secretary and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer