Form 10-Q
period 2009-09-30
Good Harbor Partners Acquisition Corp
filed 2009-11-16
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,950,100 shares of common stock, par value $.0001 per share, outstanding, which does not include 1,200,000 shares of common stock held in treasury, as of November 16, 2009.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements: Condensed Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	1

	Condensed Statements of Operations for the Three and Nine months ended September 30, 2009 and 2008 and for the period from inception (August 10, 2005) to September 30, 2009 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from August 10, 2005 (Inception) to December 31, 2008 (audited) and the Nine months ended September 30, 2009 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine months ended September 30, 2009 and 2008 and for the period from inception (August 10, 2005) to September 30, 2009 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,353	$42,810

Total assets	$2,353	$42,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$7,194	$38,680

Total current liabilities	7,194	38,680

Long Term Promissory Notes Payable (Note 6)	24,000	-

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 7,150,100 shares issued and outstanding which includes 1,200,000 shares held in treasury on September 30, 2009. At December 31, 2008 there were 5,950,100 shares issued and outstanding.	715	595
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	2,020,040	1,990,160
Deficit accumulated in the development stage	(2,019,596)	(1,986,625)
Treasury Stock, 1,200,000 shares	(30,000)	-

Total stockholders' equity (deficit)	(28,841)	4,130

Total liabilities and stockholders' equity	$2,353	$42,810

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Statement of Operations (unaudited)

	For the three months ended		For the nine months ended		Period from inception (August 10, 2005) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Professional Fees	3,250	88,848	13,718	181,415	1,307,281
Delaware franchise tax (Note 4)	-	-	306	12,764	120,029
Other general and administrative expenses (Note 5)	6,382	21,359	18,947	80,596	651,248

Loss from operations	(9,632)	(110,207)	(32,971)	(274,775)	(2,078,558)

Interest income	-	-	-	142,378	3,290,326

Income (Loss) before provision for income taxes	(9,632)	(110,207)	(32,971)	(132,397)	1,211,768

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (Loss)	$(9,632)	$(110,207)	$(32,971)	$(132,397)	$1,211,768

Accretion relating to Class B common stock subject to conversion	-	-	-	-	(590,344)

Net income (Loss) attributable to common stockholders	$(9,632)	$(110,207)	$(32,971)	$(132,397)	621,424

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	-	-	-	294,325

Net income (Loss) per Class B common share subject to conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and diluted	5,950,100	1,150,000	5,950,100	2,328,386

Net income (Loss) per share, basic and diluted	$(0.00)	$(0.10)	$(0.01)	$(0.06)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

							Earnings (deficit)
					Additional		accumulated in
	Common Stock		Common Stock, Class B		Paid -In	Treasury	the development
	Shares	Amount	Shares	Amount	Capital	Stock	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500		-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500		-	247,500
Net loss	-	-	-	-	-		(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000		(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025		-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)		-	(264,156)

Net income	-	-	-	-	-		905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969		895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)		-	(326,188)

Net income for the period	-	-	-	-	-		532,950	532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account							1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)		-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582		(1,664,829)	85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008 (audited)	5,950,100	$595	-	$-	$1,990,160		$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-		(32,971)	(32,971)
Sale of common shares - Proceeds of $30,000 (Note 7)	1,200,000	120			29,880			30,000
Repurchase of common shares - 1,200,000 shares (Note 7)						(30,000)		(30,000)

Balance, September 30, 2009 (Unaudited)	7,150,100	$715	-	$-	$2,020,040	$(30,000)	$(2,019,596)	$(28,841)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Condensed Statement of Cash Flows (unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	Period from inception (August 10, 2005) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(32,971)	$(132,397)	$1,211,767
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	(138,544)	(3,231,364)
Income related to stock repurchase	(2,082)	-	(2,082)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	-	27,900	-
Increase (decrease) in accrued expenses	(31,486)	(67,862)	7,194

Net cash used in operating activities	(66,539)	(310,903)	(2,014,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,037,787,628)
Maturity of Securities held in trust	-	56,660,364	1,041,018,992

Net cash provided by investing activities	-	56,660,364	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from subscription agreement deposit, common stock		120,000	120,000
Proceeds from Convertible Notes	24,000	120,000	144,000
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	-	(56,660,364)	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	-	-	10,680,457
Proceeds from the issuance of common stock	30,000	-	30,000
Repurchase of Treasury Shares	(27,918)		(27,918)
Net proceeds from sale of units though public offering allocable to stockholders' equity	-	-	44,251,199

Net cash provided (used in) financing activities	26,082	(56,420,364)	(1,214,526)

Net increase (decrease) in cash and cash equivalents	(40,457)	(70,903)	2,353

Cash and cash equivalents
Beginning of period	42,810	189,382	-

End of period	$2,353	$118,479	$2,353

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common stock subject to possible conversion	$-	$-	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$-	$810,000

See Notes to Condensed Unaudited Financial Statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Good Harbor Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering related to the identification and investigation of a Target Business.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with FASB ASC topic regarding Accounting and Reporting by Development State Enterprises.

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
SEPTEMBER 30, 2009
(unaudited)

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

Going concern consideration

At September 30, 2009, the Company had $2,353 in cash and a working capital deficit of $4,841. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to acquire a Target Businesses, which includes necessary due diligence investigations and negotiations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K filed on March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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
SEPTEMBER 30, 2009
(unaudited)

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS— FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

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

NEW ACCOUNTING PRONOUNCEMENTS— The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•
FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 4—TAXES

Income Taxes

No provisions for federal income taxes have been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal and Virginia state taxation. Therefore the Company has cumulative tax losses of approximately $2.0 million which are not likely to be realized and consequently a full valuation allowance has been established relating to such deferred tax assets.

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

Franchise taxes incurred in the State of Delaware of $0 for both the three months ended September 30, 2009 and 2008 and $120,029 for the period from inception (August 10, 2005) to September 30, 2009 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0 for both the three months ended September 30, 2009 and 2008 and $155,806 for the period from inception (August 10, 2005) to September 30, 2009.

Solicitation Services

The Company engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after March 8, 2007 if the exercise is solicited by HCFP. No solicitation services have been provided to date.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

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

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 40,000,000 to 80,000,000 on June 16, 2008. As of September 30, 2009, there were 5,950,100 shares of the Company’s common stock issued and outstanding and 1,200,000 shares of common stock held in treasury.

As of September 30, 2009, there were 51,059,900 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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

On June 18, 2009 the Company repurchased an aggregate of 1,200,000 shares of its common stock, par value of $.0001 per share from HCFP Brenner Holdings, LLC for an aggregate purchase price of $30,000.  Payment of $27,918 ($30,000 net of expenses) related to this repurchase was made in July 2009 and was recorded as a current liability as of June 30, 2009. These shares are now held as treasury shares at September 30, 2009.

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 8 —WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2011. As of September 30, 2009 and 2008 there were 13,391,250 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of September 30, 2009 and 2008, there were 7,888,750 Class Z Warrants outstanding.

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
SEPTEMBER 30, 2009
(unaudited)

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

NOTE 9 —SUBSEQUENT EVENTS REVIEW

The Company has evaluated all subsequent events through November 16, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

On November 13, 2009, the Company offered and sold an aggregate of 30,000,000 shares of Common Stock for an aggregate purchase price equal to $30,000 to Ralph S. Sheridan, an officer and director of the Company and three of the Company’s current shareholders, William McCluskey, the Hummingbird Value fund, LP and FI Investment Group, LLC.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $2,353, comprised exclusively of cash and cash equivalents. This compares with assets of $42,810, comprised of cash and cash equivalents as of December 31, 2008. The Company’s current liabilities as of September 30, 2009 total $7,194. This compares to the Company’s current liabilities as of December 31, 2008 of $38,680, comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008 and for the cumulative period from August 10, 2005 (Inception) to September 30, 2009:

	The Nine Months Ended September 30, 2009	The Nine Months Ended September 30, 2008	For the Cumulative Period from August 10, 2005 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$(66,539)	$(310,903)	$(2,014,485)
Net Cash Investing Activities	$-	$56,660,364	$3,231,364
Net Cash Provided by Financing Activities	$26,082	$(56,420,364)	$(1,214,526)
Net Increase (Decrease) in Cash and Cash Equivalents	$(40,457)	$(70,903)	$2,353

In the nine month period ending September 30, 2008 the redemption of Class B Common shares resulted in $56,660,364 being distributed to shareholders from the Trust Fund.

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

	significantly reduce the equity interest of our current stockholders;

result in the subordination of the rights of holders of our common stock, par value $.0001 per share (the “Common Stock”) if shares of our preferred stock, par value $.0001 per share (the “Preferred Stock”) is issued with rights senior to those afforded to our Common Stock;


cause a change in control if a substantial number of our shares of Common Stock are issued, which would affect, among other things, our ability to use our net operating loss carry forwards, if any, and might also result in the resignation or removal of one or more of our officers and directors; and

	adversely affect prevailing market prices for our securities.

Similarly, the issuance of additional debt securities may result in:

	default and foreclosure on our assets, if our operating revenues after a business combination are insufficient to pay our debt obligations; and

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

Results of Operations

Our net loss for the three months ended September 30, 2009 was $(9,632) as a result of $6,382 in general administration expenses and $3,250 in professional fees. This compares with a net loss for the three months ended September 30, 2008 of $(110,207) as a result of $21,359 in general and administrative expenses and $88,848 in professional fees.

Our net loss for the nine months ended September 30, 2009 was $(32,971) as a result of $18,947 in general administration expenses, $13,718 in professional fees and $306 in Delaware franchise taxes. This compares with a net loss for the nine months ended September 30, 2008 of $(132,397) as a result of net interest income of $142,378, $80,596 in general and administrative expenses, $181,415 in professional fees, and $12,764 in Delaware franchise taxes.

Our net income for the period from inception (August 10, 2005) to September 30, 2009 was $1,211,768 as a result of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $651,248 in general and administrative expenses, $1,307,281 for professional fees,  and $120,029 for Delaware franchise tax.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2009, the Company repurchased an aggregate of 1,200,000 shares (the “Shares”) of its Common Stock from HCFP Brenner Holdings, LLC for an aggregate purchase price equal to $30,000 (the “Repurchase”) and pursuant to the terms and conditions contained in that certain repurchase agreement (the “Repurchase Agreement”).  The Repurchase Agreement is filed as exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2009 and incorporated herein by reference.

On June 18, 2009, the Company sold 1,200,000 shares of its common stock, par value $.0001 per share (the “Common Stock”) to The Tarsier Nanocap Value Fund LP, a Delaware limited partnership (“Tarsier”).  The Company sold such shares of Common Stock to Tarsier for an aggregate purchase price equal to $30,000 (the “Sale of Stock”) and pursuant to the terms and conditions contained in that certain common stock purchase agreement (the “Purchase Agreement”).  The Company consummated the Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Purchase Agreement is filed as Exhibit 10.2 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009 and is incorporated herein by reference.

On November 13, 2009, the Company offered and sold an aggregate of 30,000,000 shares of Common Stock for an aggregate purchase price equal to $30,000, to Ralph S. Sheridan, an officer and director of the Company and three of the Company’s current shareholders, William McCluskey, Hummingbird Value Funds LP and FI Investment Group, LLC pursuant to the terms and conditions set forth in the form of common stock purchase agreement (the “Common Stock Purchase Agreements”), attached hereto as Exhibit 10.3. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Departure of Directors or Principal Officers; Election of Directors.

(a)           On November 13, 2009, and effective as of that date, Michael Greenberg resigned from his position as member of the Board of Directors of the Company.  Mr. Greenberg’s resignation letter is attached hereto as Exhibit 17.1.

(b)           On November 13, 2009, the Board of Directors appointed Paul Sonkin to serve as a member of the Board of Directors to fill the vacancy on the board of directors as described herein.

 Biographical Information for Paul D. Sonkin, Director

Paul D. Sonkin, was elected to our board of directors in November of 2009.  He has served as the Chief Investment Officer to Hummingbird Value Fund, L.P., a Delaware limited partnership, since its inception in December 1999, and to Tarsier Nanocap Value Fund, LP, since its inception in June 2005. Since January 1998, Mr. Sonkin has served as an adjunct professor at Columbia University Graduate School of Business, where he teaches courses on securities analysis and value investing. From May 1998 to May 1999, Mr. Sonkin was a senior analyst at First Manhattan & Co., a firm that specializes in mid and large cap value investing. From May 1995 to May 1998 Mr. Sonkin was an analyst and portfolio manager at Royce & Associates, which practices small and micro cap value investing. Mr. Sonkin is a member of the Board of Directors of Conihasset Capital Partners, Inc. and QueryObject Systems Corp. Mr. Sonkin received an MBA from Columbia University and a BA degree in Economics from Adelphi University.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation.
*3.2	Amended By-Laws.
**10.1	Repurchase Agreement by and between the Company and HCFP Brenner Holdings, LLC, dated June 18, 2009
**10.2	Common Stock Purchase Agreement by and between the Company and The Hummingbird Value Fund, LP, dated June 18, 2009
10.3	Form of Common Stock Purchase Agreement, dated November 13, 2009
17.1	Resignation Letter of Michael Greenberg, dated November 13, 2009
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities andExchange Commission on February 1, 2008 and incorporated herein by this reference.

**	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2009	GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Ralph S. Sheridan
Ralph S. Sheridan
Chief Executive Officer, President, Secretary and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer