Form 10-K
period 2009-12-31
Good Harbor Partners Acquisition Corp
filed 2010-03-31
CIK 1337009

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter is: $248,500 as of December 31, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2010, there were 35,950,100 shares of common stock, par value $.0001, outstanding.

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

The audit report in our financial statements for the year ended December 31, 2009, includes an explanatory paragraph that states that due to the Company’s limited capital and the possibility the Company will be unable to raise the necessary capital to operate raises substantial doubt as to its ability to continue as a going concern.

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

Item 4. Removed and Reserved.

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

Quarter Ending:

Class of Security	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09__
Common Stock	$0.48-0.38	$0.38-0.15	$0.15-0.07	$0.07	$.07	$.011-$.07	$.011-.$.10	$.0121-$0.03
Class B Common Stock	*	*	*	*	*	*	*	*

* The 2008 quarterly highs and lows are not provided because trading of the Class B Common Stock was halted on February 1, 2008.

On March 29, 2010 the closing bid price for our Common Stock was $0.02 per share.

As of March 31, 2010 there were 43 holders of record for the 35,950,100 shares of Common Stock outstanding.

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

On November 13, 2009, the Company offered and sold an aggregate of 30,000,000 shares of Common Stock for an aggregate purchase price equal to $30,000, to Ralph S. Sheridan, an officer and director of the Company and three of the Company’s current shareholders, William McCluskey, Hummingbird Value Funds LP and FI Investment Group, LLC pursuant to the terms and conditions set forth in the form of common stock purchase agreement (the “Common Stock Purchase Agreements”), attached as Exhibit 10.3 to the Company’s Form 10-Q filed for the quarter ended September 30, 2009. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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
2.
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

Liquidity and Capital Resources

As of December 31, 2009 the Company had current assets equal to $15,575, comprised of cash and cash equivalents.  This compares with current assets as of December 31, 2008, equal to $42,810, comprised of cash and cash equivalents.  The Company’s current liabilities as of December 31, 2009 are equal to $12,112.  The Company’s current liabilities as of December 31, 2008 totaled $38,680, principally comprised of accrued expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008 and for the cumulative period from August 10, 2005 (Inception) to December 31, 2009.

	The Year Ended December 31, 2009	The Year Ended December 31, 2008	For the Cumulative Period from August 10, 2005 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(83,317)	$(386,572)	$(2,031,263)
Net Cash (Used in) Investing Activities	0	56,660,364	3,231,364
Net Cash Provided by Financing Activities	$(56,082)	$(56,420,364)	$(1,184,526)
Net Increase (Decrease) in Cash and Cash Equivalents	$(27,235)	$(146,572)	$15,575

On March 15, 2006 the Company consummated its initial public offering.  The offering generated total net proceeds of $54.9 million of which $53.4 million were placed in a Trust Fund.  On January 31, 2008 the Company’s stockholders voted to distribute the Trust Fund to its Class B Common Stockholders.  On February 7, 2008, $6,660,364, including interest earned of $3,231,364 was distributed to Class B Stockholders.

Results of Operations

Net loss for the year ended December 31, 2009 of ($54,667) consisted of $54,667 in operating expenses consisting of $27,968 in professional fees, $15,318 in insurance, $306 in Delaware franchise tax, and $11,075 in other expenses.

Net loss for the year ended December 31, 2008 of $(183,252) consisted of interest income on the Trust Fund investment of $138,544 and interest on cash and cash equivalents of $3,834, offset by $325,630 in operating expenses consisting of $226,530 in professional fees, $41,891 in insurance, $6,297 in Delaware franchise tax, $5,923 in travel, and $44,989 in other expenses.

Our net income for the period from August 10, 2005 (Inception) to December 31, 2009 was $1,190,075, consisting of interest income on the Trust Fund investment of $3,231,364 and interest on cash and cash equivalents of $58,962, offset by $2,100,251 operating expenses consisting of $1,321,531 in professional fees, $120,029 in Delaware franchise taxes, $239,978 for insurance, $156,000 for office space and other general and administrative services and $262,713 for other expenses.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

Statements of Operations, for the years ended December 31, 2009, 2008 and 2007, and for the period from August 10, 2005 (Inception) to December 31, 2008	F-4

Statement of Stockholders’ Equity for the period from August 10, 2005 (Inception) to December 31, 2005 and the years ended December 31, 2009, 2008 and 2007	F-5

Statements of Cash Flows, for the years ended December 31, 2009, 2008 and 2007 and for the period from August 10, 2005 (Inception) to December 31, 2009	F-6

Notes to Financial Statements	F-7-F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Good Harbor Partners Acquisition Corp.

We have audited the accompanying balance sheets of Good Harbor Partners Acquisition Corp. (a corporation in the development stage), (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the two years ended  December 31, 2009 and for the period from August 10, 2005, (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Harbor Partners Acquisition Corp. as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 and for the period from August 10, 2005, (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Lake Saint Louis, Missouri
March 28, 2010

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	December 31, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$15,575	$42,810

Total assets	$15,575	$42,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$12,112	$38,680

Total current liabilities	12,112	38,680

Long Term Promissory Notes Payable (Note 6)	24,000	-

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 37,150,100 shares issued and outstanding and 1,200,000 shares held in treasury on December 31, 2009. At December 31, 2008 there were 5,950,100 shares issued and outstanding.	3,715	595
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	2,047,040	1,990,160
Deficit accumulated in the development stage	(2,041,292)	(1,986,625)
Treasury Stock, 1,200,000 common shares	(30,000)	-

Total stockholders' equity (deficit)	(20,537)	4,130

Total liabilities and stockholders' equity	$15,575	$42,810

See Notes To  Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Operations

	For the twelve months ended		Period from inception (August 10, 2005) to
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$-	$-	$-

Operating expenses:
Professional Fees	27,968	226,530	1,321,531
Delaware franchise tax (Note 4)	306	6,297	120,029
Other general and administrative expenses (Note 5)	26,394	92,803	658,696

Loss from operations	(54,667)	(325,630)	(2,100,251)

Interest income	-	142,378	3,290,326

Income (Loss) before provision for income taxes	(54,667)	(183,252)	1,190,075

Provision for income taxes (Note 4)	-	-	-

Net income (Loss)	$(54,667)	$(183,252)	$1,190,075

Accretion relating to Class B common stock subject to conversion	-	-	(590,344)

Net income (Loss) attributable to common stockholders	$(54,667)	$(183,252)	599,731

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	-	220,186

Net income (Loss) per Class B common share subject to conversion, basic and diluted	$-	$(0.83)

Weighted average number of common shares outstanding, basic and diluted	5,950,100	2,859,887

Net income (Loss) per share, basic and diluted	$(0.01)	$(0.06)

See Notes To  Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

	Common Stock		Common Stock, Class B		Additional Paid -In	Treasury	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	Stock	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500		-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500		-	247,500
Net loss	-	-	-	-	-		(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000		(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025		-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)		-	(264,156)

Net income	-	-	-	-	-		905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969		895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)		-	(326,188)

Net income for the period	-	-	-	-	-		532,950	532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account							1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)		-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582		(1,664,829)	85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008	5,950,100	$595	-	$-	$1,990,160		$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)	(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	1,200,000	120	-	-	29,880	-	-	30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	30,000,000	3,000	-	-	27,000	-	-	30,000
Repurchase of common shares - 1,200,000 shares (Note 7)	-	-	-	-		(30,000)	-	(30,000)

Balance, December 31, 2009	37,150,100	$3,715	-	$-	$2,047,040	$(30,000)	$(2,041,292)	$(20,537)

See Notes to Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)
Statement of Cash Flows

	For the twelve months ended December 31, 2009	For the twelve months ended December 31, 2008	Period from Inception (August 10, 2005) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(54,667)	$(183,251)	$1,190,071
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	(138,544)	(3,231,364)
Income related to stock repuchase	(2,082)	-	(2,082)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	-	27,900	-
Increase (decrease) in accrued expenses	(26,568)	(92,676)	12,112

Net cash used in operating activities	(83,317)	(386,572)	(2,031,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,037,787,628)
Maturity of Securities held in trust	-	56,660,364	1,041,018,992

Net cash provided by investing activities	-	56,660,364	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from subscription agreement deposit, common stock		120,000	120,000
Proceeds from Convertible Notes	24,000	120,000	144,000
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	-	(56,660,364)	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	-	-	10,680,457
Proceeds from the issuance of common stock	60,000	-	60,000
Repurchase of Treasury Shares	(27,918)		(27,918)
Net proceeds from sale of units though public offering allocable to stockholders' equity	-	-	44,251,199

Net cash provided (used in) financing activities	56,082	(56,420,364)	(1,184,526)

Net increase (decrease) in cash and cash equivalents	(27,235)	(146,572)	15,575

Cash and cash equivalents
Beginning of period	42,810	189,382	-

End of period	$15,575	$42,810	$15,575

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common stock subject to possible conversion	$-	$-	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$-	$810,000

Proceeds from conversion of notes to common stock,	$-	$120,000	$144,000

Repurchase of 1,200,000 common shares	$27,918	$-	$27,918

See Notes To  Financial Statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In addition, the Company’s remaining Common stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of March 15, 2008. The Company will continue to seek acquisitions. The company’s plan is to identify a quality investment opportunity in an operating business, not limited to the security industry, which can benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy. During the first nine months of 2008 and the year 2009, the Company began the process of identifying candidates meeting those criteria and expanded its search beyond the security industry. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

Going concern consideration

At December 31, 2009, the Company had $15,575 in cash and working capital of $3,463. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to acquire a Target Businesses, which includes necessary due diligence investigations and negotiations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

INVESTMENTS HELD IN TRUST—The Company’s restricted investments held in the Trust Fund had been comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes has been required for the years ended December 31, 2009 and 2008 or the period from inception (August 10, 2005) to December 31, 2009. The Trust Fund was liquidated on February 7, 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS— FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

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

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”.  In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

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

•
In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

•
In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

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

Franchise taxes incurred in the State of Delaware of $306 and $6,297 for the year ended December 31, 2009 and 2008 and $120,029 for the period from inception (August 10, 2005) to December 31, 2009 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0 for both the two years ended December 31, 2009 and 2008 and $155,806 for the period from inception (August 10, 2005) to December 31, 2009.

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

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 40,000,000 to 80,000,000 on June 16, 2008. As of December 31, 2009, there are 37,150,100 shares of the Company's common stock issued and outstanding and 1,200,000 shares of common stock held in treasury.

As of December 31, 2009, there are 20,859,900 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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

On November 13, 2009, the Company offered and sold an aggregate of 30,000,000 shares of Common Stock for an aggregate purchase price equal to $30,000, to Ralph S. Sheridan, an officer and director of the Company and three of the Company's current shareholders, William McCluskey, The Tarsier Nanocap Value Fund, LP and FI Investment Group, LLC pursuant to the terms and conditions set forth in the common stock purchase agreement. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

NOTE 8 —WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2013. As of December 31, 2009 and 2008 there were 13,515.000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of December 31, 2009 and 2008, there were 8,475,000 Class Z Warrants outstanding.

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

NOTE 9 —SUBSEQUENT EVENTS REVIEW

The Company has evaluated all subsequent events through March 30, 2010, the date this Annual Report on Form 10K was filed with the SEC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

For the three month period ending December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Ralph Sheridan	60	President and Director
John C. Mallon	75	Secretary and Director
Paul D. Sonkin	42	Director

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

John C. Mallon has been a member of our Board of Directors since August 2005. Since 1995, Mr. Mallon has been the Senior Managing Director of Mallon Associates (formerly a division of C.E. Unterberg, Towbin), an investment bank exclusively serving the global security industry. In 2008, he was appointed Chairman of Mace Security International, Inc., a public company that manufactures and distributes defensive chemical sprays, video surveillance cameras and other security products.  From 1970 to 1991, he was co-founder, President and Vice Chairman of IBI Security Services, Inc., a former public company engaged in alarm, guard and armored carrier services. He is currently Chairman of IBI Armored Services, a private company that provides armored carrier, high value shipping and money processing services. Prior to earning a law degree and entering the security industry, he was a police and investigative reporter, and later labor editor, for the New York Daily News. Mr. Mallon received his B.S. from Columbia University and an L.L.B. from St. John’s University School of Law.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation

Ralph S. Sheridan, President and Director	2009	None	None
	2008	None	None
John C. Mallon, Secretary and Director	2009	None	None
	2008	None	None
Michael Greenberg, Director	2009	None	None
	2008	None	None

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Ralph S. Sheridan (1) 79 Byron Road Weston, MA 02493	8,700,100	(2)	24.2%

John C. Mallon (3) 79 Byron Road Weston, MA 02493	0		0%

Paul Sonkin (4) 79 Byron Road Weston, MA 02493	8,995,000	(5)	25%

FI Investment Group, LLC 1600 Tysons Blvd Suite 1150 McLean, VA 22102	8,700,000		24.2%

William J. McCluskey 340 E. 63rd Street #6-A New York, NY 10021	8,700,000		24.2%

All Directors and Officers as a Group (3 individuals)	35,095,100		49.2%

(1)	Ralph S. Sheridan is President and Director of the Company.
(2)
Does not include 1,252,000 shares of Common Stock issuable upon exercise of Class W warrants and Class Z Warrants held by Mr. Sheridan that are not exercisable and will not be exercisable within the next 60 days.

(3)	John C. Mallon is Secretary and Director of the Company.
(4)	Paul Sonkin is Director of the Company.
(5)
Represents 1,200,000 shares of Common Stock held of record by Hummingbird Value Funds, LLP and 7,500,000 shares of Common Stock held of record by The Tarsier Nanocap Value Funds, LP.  Mr. Sonkin may be deemed to beneficially own the securities held of record by Hummingbird Value Funds Lp and The Tarsier Nanocap Value Funds LP, as principal of both.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, Ralph Sheridan and John Mallonn would not be considered independent as they also serve as executive officers of the Company. Our director Paul Sonkin would be considered independent.

Item 14.  Principal Accounting Fees and Services

Gruber and Company, LLC (“Gruber”) has served as the Company's independent registered public accounting firm since May 12, 2009.  Prior to that time, BDO Seidman, LLP (“BDO”) served as the Company’s independent certified public accountant.

Audit Fees

The aggregate fees billed by Gruber for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $6,000 for the fiscal year ended December 31, 2009 and 68,424.00 for the fiscal year ended December 31, 2008.

Audit-Related Fees

There were no fees billed by BDO for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

Tax Fees

There were no fees billed by BDO for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

All Other Fees

There were no fees billed by BDO for other products and services for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.

Dated: March 31, 2010	By:	/s/ Ralph Sheridan
Ralph Sheridan
President and Director
Principal Executive Officer
Principal Financial and Accounting Officer

Dated: March 31, 2010	By:	/s/John C. Mallon
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Ralph Sheridan	President and Director	March 31, 2010
Ralph Sheridan

/s/ John C. Mallon	Secretary and Director	March 31, 2010
John C. Mallon

/s/ Paul Sonkin	Director	March 31, 2010
Paul Sonkin