Form 10-Q
period 2010-03-31
Good Harbor Partners Acquisition Corp
filed 2010-05-17
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,950,100 shares of common stock, par value $.0001 per share, outstanding as of May 17, 2010.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1
	(audited)

	Condensed Statements of Operations for the three months ended March 31, 2010 and	2
	2009 and for the period from inception (August 10, 2005) to March 31, 2010 (unaudited)

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception	3
	(August 10, 2005) to December 31, 2009 (audited) and the three months ended
	March 31, 2010 (unaudited)

	Condensed Statements of Cash Flows for the three months ended March 31, 2010 and	4
	2009 and for the period from inception (August 10, 2005) to March 31, 2010 (unaudited)

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Removed and Reserved	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$13,173	$15,575

Total assets	$13,173	$15,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$14,136	$12,112

Total current liabilities	14,136	12,112

Long Term Promissory Notes Payable (Note 6)	24,000	24,000

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 37,150,100
shares issued and outstanding and 1,200,000 shares held in treasury
on December 31, 2009 and March 31, 2010.	3,715	3,715
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Additional paid-in-capital	2,047,040	2,047,040
Deficit accumulated in the development stage	(2,045,718)	(2,041,292)
Treasury Stock, 1,200,000 common shares	(30,000)	(30,000)

Total stockholders' equity (deficit)	(24,963)	(20,537)

Total liabilities and stockholders' equity	$13,173	$15,575

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Operations

	For the three months ended		Period from inception (August 10, 2005) to
	March 31, 2010	March 31, 2009	March 31, 2010
	Unaudited	Unaudited
Revenue	$-	$-	$-

Operating expenses:
Professional Fees	1,226	7,218	1,322,752
Delaware franchise tax (Note 4)	-	206	120,029
Other general and administrative expenses (Note 5)	3,200	8,762	661,896

Loss from operations	(4,426)	(16,186)	(2,104,677)

Interest income	-	-	3,290,326

Income (Loss) before provision for income taxes	(4,426)	(16,186)	1,185,649

Provision for income taxes (Note 4)	-	-	-

Net income (Loss)	$(4,426)	$(16,186)	$1,185,649

Accretion relating to Class B
common stock subject to conversion	-	-	(590,344)

Net income (Loss) attributable to common stockholders	$(4,426)	$(16,186)	595,305

Weighted average Class B common shares outstanding
subject to conversion, basic and diluted	-	-

Net income (Loss) per Class B common share subject to
conversion, basic and diluted	$-	$-

Weighted average number of common shares outstanding, basic and diluted	35,950,100	5,950,100

Net income (Loss) per share, basic and diluted	$(0.00)	$(0.00)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Statement of Stockholders Equity (Deficit)

							Earnings (deficit)
					Additional	Treasury	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	Stock	the development
	Shares	Amount	Shares	Amount	Capital		stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500		-	500
Value of 4,950,000 Warrants
at $0.05 Per Warrant	-	-	-	-	247,500		-	247,500
Net loss	-	-	-	-	-		(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000		(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000
Series B Units through public offering
net of underwriter's discount and offering
expenses and net proceeds of $10,680,457 allocable to
2,114,942 shares of common stock, Class B
subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025		-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-	100

Accretion relating to Class B common
stock subject to possible conversion	-	-	-	-	(264,156)		-	(264,156)

Net income	-	-	-	-	-		905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969		895,040	45,130,182

Accretion relating to Class B common
stock subject to possible conversion	-	-	-	-	(326,188)		-	(326,188)

Net income for the period	-	-	-	-	-		532,950	532,950
Net income from inception to December 31, 2007
before reclassification of interest earned on
trust account							1,427,990
Reclassification of interest earned on trust account
since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)
Reclassification of Class B common stock value								-
subject to redemption to current liability	-	-	-	-	(45,251,018)		-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582		(1,664,829)	85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account
to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value
subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008	5,950,100	$595	-	$-	$1,990,160		$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)	(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	1,200,000	120	-	-	29,880	-	-	30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	30,000,000	3,000	-	-	27,000	-	-	30,000
Repurchase of common shares - 1,200,000 shares (Note 7)	-	-	-	-		(30,000)	-	(30,000)

Balance, December 31, 2009 (audited)	37,150,100	$3,715	-	$-	$2,047,040	$(30,000)	$(2,041,292)	$(20,537)

Net loss for three month period							(4,426)	(4,426)

Balance, March 31, 2010 (unaudited)	37,150,100	3,715	-	-	2,047,040	(30,000)	(2,045,718)	(24,963)

See Notes to Condensed Unaudited Financial Statements

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)
Statement of Cash Flows

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	Period from inception (August 10, 2005) to March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(4,426)	$(16,186)	$1,185,645
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	0	(3,231,364)
Income related to stock repuchase	-	-	(2,082)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	-	0	-
Increase (decrease) in accrued expenses	2,024	(17,165)	14,136

Net cash used in operating activities	(2,402)	(33,351)	(2,033,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,037,787,628)
Maturity of Securities held in trust	-	-	1,041,018,992

Net cash provided by investing activities	-	-	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from subscription agreement deposit, common stock	-	-	120,000
Proceeds from Convertible Notes	-	-	144,000
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	-	-	(56,660,364)
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion to cash	-	-	10,680,457
Proceeds from the issuance of common stock	-	-	60,000
Repurchase of Treasury Shares	-	-	-
Net proceeds from sale of units though public	-	-	(27,918)
offering allocable to stockholders' equity	-	-	44,251,199

Net cash provided (used in) financing activities	-	-	(1,184,526)

Net increase (decrease) in cash and cash equivalents	(2,402)	(33,351)	13,173

Cash and cash equivalents
Beginning of period	15,575	42,810	-

End of period	$13,173	$9,459	$13,173

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common
stock subject to possible conversion	$-	$-	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$-	$810,000

Proceeds from conversion of notes to common stock,	$-	$-	$144,000

Repurchase of 1,200,000 common shares	$-	$-	$27,918

See Notes to Condensed Unaudited Financial Statements

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

Going concern consideration

At March 31, 2010, the Company had $13,173 in cash and a working capital deficit of ($963). Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. The Company intends to raise additional operating funds from existing stockholders in the near future to fund its plan to acquire a Target Businesses, which includes necessary due diligence investigations and negotiations. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on March 31, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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
MARCH 31, 2010

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

INVESTMENTS HELD IN TRUST—The Company’s restricted investments held in the Trust Fund had been comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes has been required for the three month periods ended March 31, 2010 and 2009 or the period from inception (August 10, 2005) to March 31, 2010. The Trust Fund was liquidated on February 7, 2008.

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
MARCH 31, 2010

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
MARCH 31, 2010

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Franchise taxes incurred in the State of Delaware of $0 and $206 for the three month periods ended March 31, 2010 and 2009 and $120,029 for the period from inception (August 10, 2005) to March 31, 2010 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0 for both the three month periods ended March 31, 2010 and 2009 and $155,806 for the period from inception (August 10, 2005) to March 31, 2010.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 40,000,000 to 80,000,000 on June 16, 2008. As of March 31 2010, there are 37,150,100 shares of the Company's common stock issued and outstanding and 1,200,000 shares of common stock held in treasury.

As of March 31, 2010, there are 20,859,900 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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
MARCH 31, 2010

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

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2013. As of March 31, 2010 and 2009 there were 13,515.000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of March 31, 2010 and 2009, there were 8,475,000 Class Z Warrants outstanding.

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

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

NOTE 9 —SUBSEQUENT EVENTS REVIEW

The Company has evaluated all subsequent events through April 30, 2010.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $13,173 comprised exclusively of cash and cash equivalents. This compares with assets of $15,575, comprised of cash and cash equivalents as of December 31, 2009. The Company’s current liabilities as of March 31, 2010 totaling $14,136 comprised of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2009 of $24,000, comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2010 and 2009 and for the cumulative period from August 10, 2005 (Inception) to March 31, 2010:

	The Three Months Ended March 31, 2010	The Three Months Ended March 31, 2009	For the Cumulative Period from August 10, 2005 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(2,402)	$(33,351)	$(2,033,665)
Net Cash (Used in) Investing Activities	-	$-	$3,231,364
Net Cash Provided (Used in) by Financing Activities	-	$-	$(1,184,526)
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,402)	$(33,351)	$13,173

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

Results of Operations

Our net loss for the three months ended March 31, 2010 was $(4,426), as a result of $3,200 in general administration expenses and $1,226 in professional fees.  This compares with a net loss for the three months ended March 31, 2009 of $(16,186), consisting of $8,762 in general and administrative expenses, $7,218 for professional fees, and $206 for Delaware franchise tax.

Our net income for the period from inception (August 10, 2005) to March 31, 2010 was $1,185,649      as a result of interest income of $3,290,326, offset by $661,896 in general and administrative expenses, $1,322,752 for professional fees and $120,029 for Delaware franchise tax.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation.
*3.2	Amended By-Laws.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Dated: May 17, 2010	GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Ralph S. Sheridan
Ralph S. Sheridan
Chief Executive Officer, President, Secretary and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer