Form 10-Q
period 2010-06-30
Good Harbor Partners Acquisition Corp
filed 2010-08-18
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51693

Good Harbor Partners Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

2095 E. Big Beaver Road, Suite 200
Troy, MI 48083
(Address of principal executive offices)

(586) 530-5605
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,950,100 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2010.

GOOD HARBOR PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

	Condensed Statements of Operations for the six months ended June 30, 2010 and 2009 and for the period from inception (August 10, 2005) to June 30, 2010 (unaudited)	4

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2009 (audited) and the six months ended June 30, 2010 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June30, 2010 and 2009 and for the period from inception (August 10, 2005) to June 30, 2010 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)

Balance Sheets

	As of	As of
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$75	$15,575

Total assets	$75	$15,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$15,250	$12,112

Total current liabilities	15,250	12,112

Long Term Promissory Notes Payable (Note 6)	0	24,000

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-

Common stock, par value $.0001 per share, 80,000,000 shares authorized, 37,150,100 shares issued and outstanding and 1,200,000 shares held in treasury on December 31, 2009 and June 30, 2010.	3,715	3,715
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	2,080,068	2,047,040
Deficit accumulated in the development stage	(2,068,958)	(2,041,292)
Treasury Stock, 1,200,000 common shares	(30,000)	(30,000)

Total stockholders' equity (deficit)	(15,175)	(20,537)

Total liabilities and stockholders' equity	$75	$15,575

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)
Statement of Operations

	For the three months ended		For the six months ended		Period from inception (August 10, 2005) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$-	$-			$-

Operating expenses:
Professional Fees	12,500	3,250	13,726	10,468	1,335,252
Delaware franchise tax (Note 4)	275	100	275	306	120,304
Other general and administrative expenses (Note 5)	10,464	3,802	13,664	12,565	672,360

Loss from operations	(23,239)	(7,152)	(27,665)	(23,339)	(2,127,916)

Interest income	-	-	-	-	3,290,326

Income (Loss) before provision for income taxes	(23,239)	(7,152)	(27,665)	(23,339)	1,162,410

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (Loss)	$(23,239)	$(7,152)	$(27,665)	$(23,339)	$1,162,410

Accretion relating to Class B common stock subject to conversion	-	-	-	-	(590,344)

Net income (Loss) attributable to common stockholders	$(23,239)	$(7,152)	$(27,665)	$(23,339)	572,066

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	-	-	-	-

Net income (Loss) per Class B common share subject to conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and diluted	35,950,100	5,950,100	35,950,100	5,950,100

Net income (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Common Stock		Good Harbor Partners Acquisition Corp. (a corporation in development stage) Statement of Stockholders Equity (Deficit) Common Stock, Class B		Additional Paid -In	Treasury	Earnings (deficit) accumulated in the development
	Shares	Amount	Shares	Amount	Capital	Stock	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500		-	500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500		-	247,500
Net loss	-	-	-	-	-		(10,461)	(10,461)

Balance, December 31, 2005	100	-	-	-	248,000		(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	1,150,000	115	10,580,000	1,058	44,250,025		-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-	100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)		-	(264,156)

Net income	-	-	-	-	-		905,501	905,501

Balance, December 31, 2006	1,150,100	115	10,580,000	1,058	44,233,969		895,040	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)		-	(326,188)

Net income for the period	-	-	-	-	-		532,950	532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account							1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)	-
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)		-	(45,251,018)
Balance, December 31, 2007	1,150,100	115	10,580,000	1,058	1,749,582		(1,664,829)	85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	2,400,000	240			119,760			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008	5,950,100	$595	-	$-	$1,990,160		$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)	(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	1,200,000	120	-	-	29,880	-	-	30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	30,000,000	3,000	-	-	27,000	-	-	30,000
Repurchase of common shares - 1,200,000 shares (Note 7)	-	-	-	-		(30,000)	-	(30,000)

Balance, December 31, 2009 (audited)	37,150,100	$3,715	-	$-	$2,047,040	$(30,000)	$(2,041,292)	$(20,537)

Net loss for six month period							(27,665)	(27,665)
Reclassification of notes payable and accrued expense					33,027			33,027

Balance, June 30, 2010 (unaudited)	37,150,100	3,715	-	-	2,080,067	(30,000)	(2,068,957)	(15,175)

Good Harbor Partners Acquisition Corp.
(a corporation in development stage)
Statement of Cash Flows

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Period from inception (August 10, 2005) to June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(27,665)	$(23,339)	$1,162,406
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	-	(3,231,364)
Income related to stock repuchase	-	(2,082)	(2,082)
Accrued expenses converted to capital	9,027	-	9,027
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	-	-	-
Increase (decrease) in accrued expenses	3,138	(34,347)	15,250

Net cash used in operating activities	(15,500)	(59,768)	(2,046,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,037,787,628)
Maturity of Securities held in trust	-	-	1,041,018,992

Net cash provided by investing activities	-	-	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from subscription agreement deposit, common stock	-	-	120,000
Proceeds from Convertible Notes	-	24,000	144,000
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	-	-	(56,660,364)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash

	-	-	10,680,457
Proceeds from the issuance of common stock	-	30,000	60,000
Repurchase of Treasury Shares	-	-	-
Net proceeds from sale of units though public	-	-	(27,918)
offering allocable to stockholders' equity	-	-	44,251,199

Net cash provided (used in) financing activities	-	54,000	(1,184,526)

Net increase (decrease) in cash and cash equivalents	(15,500)	(5,768)	75

Cash and cash equivalents
Beginning of period	15,575	42,810	-

End of period	$75	$37,042	$75

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common stock subject to possible conversion	$-	$-	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$-	$810,000

Proceeds from conversion of notes to common stock,	$-	$-	$144,000

Cancellation of Convertible Notes	$24,000	$-	$24,000

Repurchase of 1,200,000 common shares	$-	$27,918	$27,918

GOOD HARBOR PARTNERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On June 30, 2010, a change of control of the Company occurred. Pursuant to a Stock Purchase Agreement (the “SPA”), Ralph S. Sheridan, the President and a Director of the Company, Paul Sonkin, the Secretary and a Director of the Company, and other persons each who were the beneficial owners of 10% or more of the outstanding Common Stock of the Company sold a total of 35,095,100 shares of Common Stock of the Company (the “Transactions”) to eight individuals (the “Purchasers”).  Pursuant to the terms of the Stock Purchase Agreement, the Sellers sold an aggregate of 35,095,100 shares of the Company’s outstanding Common Stock for an aggregate purchase price of $450,000.00. As a condition to the closing of the Transaction, Promissory Notes and related interest accruals were cancelled and certain fees and expenses in an aggregate amount of up to approximately $ 151,000 were paid by the Sellers. One of the Purchasers, David Chen-Te Yen, acquired 25,700,000 shares or approximately 71.5% of the Company’s outstanding common stock.  Pursuant to the SPA, the Purchasers acquired an aggregate of approximately 95.6% of the outstanding voting Common Stock of the Company.

In connection with the transactions, under the terms of the SPA, we experienced a change in our Board of Directors. On June 30, 2010, upon the closing of the Transactions, our board of directors, which then consisted of Ralph Sheridan, Paul Sonkin and John Mallon, appointed David Chen-Te Yen, Wan-Fang Lin, Tzu-Yung Hsu, Ming-Cheng Lin, Syuan-Jhu Lin and Parsh Patel to our Board of Directors, effective upon the resignation of Ralph S. Sheridan, Paul Sonkin and John C. Mallon as members of our Board of Directors.  David Chen-Te Yen and Parsh Patel were appointed to serve as Class I members of the Board of Directors of the Company.  Syuan-Jhu Lin and Wan-Fang Lin were appointed to serve as Class II members of the Board of Directors of the Company. Tzu Yung Hsu was appointed to serve as a Class III member of the Board of Directors of the Company.

Ralph Sheridan, who was our President, Chief Executive Officer, Secretary and a Director, John Mallon, who was a Director and Paul Sonkin, who was a Director, thereupon resigned from their respective Director and Officer positions. Because of the change in the composition of our Board of Directors and the sale of securities pursuant to the SPA, there was a change of control of our Company on June 30, 2010.

Our new Board of Directors appointed David Chen-Te Yen as our President and the Chairman of our Board of Directors and Parsh Patel as our Chief Executive Officer and Secretary.

Our new Board of Directors anticipates that the Company will initiate a business involving the sale and appraisal of authentic and high quality works of art, including paintings, sculptures, and antiques in Taiwan, Hong Kong, China, and South East Asia. In order for the Company to initiate this business, additional capital will be required.

Going concern consideration

At June 30, 2010, the Company had $75 in cash and a working capital deficit of ($15,175). Further, the Company has incurred and expects to continue to incur expenses in excess of operating revenue for the foreseeable future.  The Company hopes   to raise additional operating funds from a private placement of its debt or capital stock. However, these factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on March 31, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended June 30, 2010 and the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures

•
FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

Franchise taxes incurred in the State of Delaware of $275 and $100 for the three month periods ended June 30, 2010 and 2009 and $120,304 for the period from inception (August 10, 2005) to June 30, 2010 are included in operating expenses.

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

On June 30, 2010 the above noted $24,000 promissory notes and related accrued interest were cancelled as part of the Stock Purchase Agreement outlined in Note 1 – Organization and Business Operations.

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

See Note 9 – Subsequent Events for additional information on capital stock.

NOTE 8 —WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances through March 7, 2013. As of June 30, 2010 and 2009 there were 13,515.000 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing through March 7, 2013. As of June 30, 2010 and 2009, there were 8,475,000 Class Z Warrants outstanding.

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

NOTE 9 —SUBSEQUENT EVENTS REVIEW

The Company has evaluated all subsequent events through August 10, 2010.

On July 15, 2010 the Board of Directors approved the following:

•	Change of the name of the company to UAN Cultural & Creative Co., Ltd.

•	Amendment of the company’s Amended and Restated Certificate of Incorporation to effect a ten-for-one reverse split of the issued and outstanding shares of common stock.

•
Amendment of the company’s Amended and Restated Certificate of Incorporation to effect an increase in the total number of shares of Common Stock which the Company is authorized to issue from 80,000,000 to 100,000,000 shares.

•
Amendment of the company’s Amended and Restated Certificate of Incorporation to repeal a provision which prohibits stockholders of the Company from taking any action by written consent in lieu of a meeting.

These changes were subject to approval of shareholders.  The Company scheduled a shareholder meeting for August 18, 2010 for shareholders of record on August 2, 2010. Each of these proposals were approved by the Comapany’s shareholders at this meeting.

On July 23, 2010, two shareholders, one of which, David Chen-Te Yen owns approximately 71.5% of our common stock, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen)which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds are being used to initiate our new business plan. In order for the Company to successfully engage in this or any business, it will need to raise capital, which there is no assurance can be accomplished.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financials statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed on March 31, 2010.

Description of Business

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”) with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on March 15, 2006. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our IPO and thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating the Class B Trust Fund which we were required to return to investors in the IPO since we did not consummate a Business Combination and reconstituting the Company as an ongoing business corporation. Through June 30, 2010, we have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the January 31, 2008 Stockholders’ Meeting and (ii) travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

During the first nine months of 2007, the Directors aggressively pursued acquisition opportunities in the security sector with an emphasis on information technology security. In September, 2007 we announced that we had entered into letters of intent with two companies. These companies were believed to be synergistic in their capabilities to address security problems for large enterprise network systems. In October and early November of 2007, the Board completed due diligence, negotiated definitive agreements with each target company and worked with counsel and other advisors to complete the SEC filings required to be made in connection with the planned acquisitions. In the second week of November, 2007, we received financial information on one of the companies that dramatically affected our valuation of that company and thus of the entire combined transaction. Based on this information the combined value of the two companies no longer met the minimum required by our charter documents and initial public offering prospectus (“Prospectus”),  i.e.,  eighty percent of the value of the funds held in trust. After consulting with our investment bankers and outside counsel, we withdrew the letters of intent and reported to our stockholders that given the late date, we did not believe it was possible to complete a new and different transaction within the time frame required by our charter documents and Prospectus. For the balance of the quarter we worked on the proxy statement and other materials necessary to obtain the stockholder vote required to return early the funds held in trust for the B shareholders. The meeting to accomplish that purpose was held on January 31, 2008 and at that time, we also asked our remaining common stockholders to amend the charter to allow continuation of the corporation after the return of the funds held in Trust to the Class B stockholders who had invested in the IPO, and the common stockholders voted to approve the necessary amendments. In essence, the Company ceased to be a blank check company on January 31, 2008. It is now a public shell company which is in the process of initiating a business.

The trust funds,  in the amount of $56,660,364 were returned to the Class B Stockholders on February 7, 2008.

We experienced a change in control on June 30, 2010, both at the stockholder and director levels as the result of the purchase of 35,095,100 shares of our Common Stock, approximately 95.6 percent of our Common Stock which was issued and outstanding on that date, by 8 persons and the simultaneous reconstitution of our Board of Directors (collectively, the “Transaction”). Our new Board of Directors have created a new business plan and we are initiating that business which involves  the sale and appraisal of authentic and high quality works of art, including paintings, sculptures, and antiques, in Taiwan, Hong Kong, China, and South East Asia.

Through June 30, 2010, the Company did not engage in any business activities that provided cash flow. During the next twelve months we anticipate incurring costs related to filing Exchange Act reports and initiating our new business.  On July 23, 2010, two shareholders, one of which, David Chen-Te Yen owns approximately 71.5% of our common stock, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen)which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds is being used to initiate out new business plan. In order for the Company to successfully engage in  this or any business, we will need to raise capital, which there is no assurance can be accomplished.

We will be subject to numerous risks inherent in developing a new business and new operations and will be subject to of high levels of risks inherent to the new business.

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets of $75 comprised exclusively of cash. This compares with assets of $15,575, comprised of cash and cash equivalents as of December 31, 2009. The Company’s current liabilities as of March 31, 2010 totaling $15,250 comprised of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2009 of $24,000, comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2010 and 2009 and for the cumulative period from August 10, 2005 (Inception) to June 30, 2010:
	The Six Months Ended June 30, 2010	The Six Months Ended June 30, 2009	For the Cumulative Period from August 10, 2005 (Inception) to June 30, 2010
Net Cash (Used in) Operating Activities	$(15,500)	$(59,769)	$(2,046,763)
Net Cash (Used in) Investing Activities	-	$-	$3,231,364
Net Cash Provided (Used in) by Financing Activities	-	$-	$(1,184,526)
Net Increase (Decrease) in Cash and Cash Equivalents	$(15,500)	$(59,769)	$75

On July 23, 2010, two shareholders, one of which, David Chen-Te Yen owns approximately 71.5% of our common stock, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen)which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds is being used to initiate out new business plan. In order for the Company to successfully engage in  this or any business, we will need to raise capital, which there is no assurance can be accomplished.
We will have to raise additional funds to continue operating the business of the Company.  However, we cannot assure you that such funds will be available on a timely basis or at a reasonable cost.  We hope to raise additional funds through a private offering of debt or equity securities.  The issuance of additional shares of our capital stock may:

☐	significantly reduce the equity interest of our current stockholders;

☐
result in the subordination of the rights of holders of our common stock, par value $.0001 per share (the “Common Stock”) if shares of our preferred stock, par value $.0001 per share (the “Preferred Stock”) is issued with rights senior to those afforded to our Common Stock;

☐	cause a change in control if a substantial number of our shares of Common Stock are issued, which could result in the resignation or removal of one or more of our officers and directors; and

☐	adversely affect prevailing market prices for our securities.

Similarly, the issuance of additional debt securities may result in:

☐	default and foreclosure on our assets, if our operating revenues are insufficient to pay our debt obligations; and

☐
acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

Our net loss for the three months ended June 30, 2010 was ($23,239), as a result of $10,464 in general administration expenses, $12,500 in professional fees and $275 for Delaware franchise tax.  This compares with a net loss for the three months ended June 30, 2009 of $(7,152), consisting of $3,802 in general and administrative expenses, $3,250 for professional fees, and $100 for Delaware franchise tax.

Our net income for the period from inception (August 10, 2005) to June 30, 2010 was $1,162,410      as a result of interest income of $3,290,326, offset by $672,360 in general and administrative expenses, $1,335,252 for professional fees and $120,304 for Delaware franchise tax.

The Company expects to have operating revenue commencing in the third quarter of 2010.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our sole officer as of June 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On August 8, 2010, the Company held a special meeting of its stockholders and the Company’s stockholders approved the following items:

•	Change of the name of the company to UAN Cultural & Creative Co., Ltd.

•	Amendment of the company’s Amended and Restated Certificate of Incorporation to effect a ten-for-one reverse split of the issued and outstanding shares of common stock.

•
Amendment of the company’s Amended and Restated Certificate of Incorporation to effect an increase in the total number of shares of Common Stock which the Company is authorized to issue from 80,000,000 to 100,000,000 shares.

•
Amendment of the company’s Amended and Restated Certificate of Incorporation to repeal a provision which prohibits stockholders of the Company from taking any action by written consent in lieu of a meeting.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation.
*3.2	Amended By-Laws.
31.1
Certification of the Company’s Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Executive Officer and Active Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Company’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2010

GOOD HARBOR PARTNERS ACQUISITION CORP.

	By:	/s/ Parsh Patel
Chief Executive Officer and Acting Principal Financial
Officer