Form 10-Q
period 2010-09-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2010-11-15
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2095 E. Big Beaver Road, Suite 200
Troy, MI 48083
(Address of principal executive offices)

(586) 530-5605
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,595,010 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2010 which does not include 120,000 shares of common stock held in treasury.

UAN CULTURAL & CREATIVE CO., LTD.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	C Condensed Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

	C Condensed Statements of Operations for the nine months ended September 30, 2010 and 2009 and for the period from inception (August 10, 2005) to September 30, 2010 (unaudited)	4

	C Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2009 (audited) and the nine months ended September 30, 2010 (unaudited)	5

	C Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from inception (August 10, 2005) to September 30, 2010 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Removed and Reserved	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		23

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Balance Sheets

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$518,709	$15,575
Inventory	252,000	-
Other assets	5,000	-
Total current assets	$775,709	$15,575

Leasehold improvements, net	236,980	-

Total assets	$1,012,689	$15,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	$601,863	$12,112
Demand Note Payable - stockholders	500,000	-
Advances from shareholders	69,428	-

Total current liabilities	1,171,291	12,112

Long Term Promissory Notes Payable (Note 6)	0	24,000

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 3,715,010
shares issued and outstanding and 120,000 shares held in treasury
on December 31, 2009 and September 30, 2010.	3,715	3,715
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Additional paid-in-capital	2,080,068	2,047,040
Deficit accumulated in the development stage	(2,212,385)	(2,041,292)
Treasury Stock, 120,000 common shares	(30,000)	(30,000)

Total stockholders' equity (deficit)	(158,602)	(20,537)

Total liabilities and stockholders' equity	$1,012,689	$15,575

See Notes To  Condensed Unaudited Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Statement of Operations

	For the three months ended		For the nine months ended		Period from inception (August 10, 2005) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$24,996	$-	$24,996	$-	$24,996

Operating expenses:
Professional Fees	104,035	3,250	117,761	13,718	1,439,287
Delaware franchise tax (Note 4)	2,300	-	2,575	306	122,604
Other general and administrative expenses (Note 5)	62,088	6,382	75,753	18,947	734,449

Loss from operations	(143,427)	(9,632)	(171,093)	(32,971)	(2,271,344)

Interest income	-	-	-	-	3,290,326

Income (Loss) before provision for income taxes	(143,427)	(9,632)	(171,093)	(32,971)	1,018,982

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (Loss)	$(143,427)	$(9,632)	$(171,093)	$(32,971)	$1,018,982

Accretion relating to Class B
common stock subject to conversion	-	-	-	-	(590,344)

Net income (Loss) attributable to common stockholders	$(143,427)	$(9,632)	$(171,093)	$(32,971)	428,638

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	-	-	-	-

Net income (Loss) per Class B common share subject to conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and diluted	3,595,010	595,010	3,595,010	595,010

Net income (Loss) per share, basic and diluted	$(0.04)	$(0.02)	$(0.05)	$(0.06)

See Notes To  Condensed Unaudited Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Statement of Stockholders Equity (Deficit)

							Earnings (deficit)
					Additional		accumulated in
	Common Stock		Common Stock, Class B		Paid -In	Treasury	the development
	Shares	Amount	Shares	Amount	Capital	Stock	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-

Issuance of Common Stock to initial
stockholder	10	-	-	-	500		-	500
Value of 4,950,000 Warrants
at $0.05 Per Warrant	-	-	-	-	247,500		-	247,500
Net loss	-	-	-	-	-		(10,461)	(10,461)

Balance, December 31, 2005	10	-	-	-	248,000		(10,461)	237,539

Sale of 575,000 Series A Units, 5,290,000
Series B Units through public offering
net of underwriter's discount and offering
expenses and net proceeds of $10,680,457 allocable to
2,114,942 shares of common stock, Class B
subject to possible conversion	115,000	115	10,580,000	1,058	44,250,025		-	44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-	100

Accretion relating to Class B common
stock subject to possible conversion	-	-	-	-	(264,156)		-	(264,156)

Net income	-	-	-	-	-		905,501	905,501

Balance, December 31, 2006	115,010	115	10,580,000	1,058	44,233,969		895,040	45,130,182

Accretion relating to Class B common
stock subject to possible conversion	-	-	-	-	(326,188)		-	(326,188)

Net income for the period	-	-	-	-	-		532,950	532,950
Net income from inception to December 31, 2007
before reclassification of interest earned on
trust account							1,427,990
Reclassification of interest earned on trust account
since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)
Reclassification of Class B common stock value								-
subject to redemption to current liability	-	-	-	-	(45,251,018)		-	(45,251,018)
Balance, December 31, 2007	115,010	115	10,580,000	1,058	1,749,582		(1,664,829)	85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account
to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value
subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	240,000	240			119,760			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	240,000	240			119,760			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008	595,010	$595	-	$-	$1,990,160		$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)	(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	120,000	120	-	-	29,880	-	-	30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	3,000,000	3,000	-	-	27,000	-	-	30,000
Repurchase of common shares - 120,000 shares (Note 7)	-	-	-	-		(30,000)	-	(30,000)

Balance, December 31, 2009 (audited)	3,715,010	$3,715	-	$-	$2,047,040	$(30,000)	$(2,041,292)	$(20,537)

Net loss for nine month period							(171,093)	(171,093)
Reclassification of notes payable and accrued expense					33,028			33,028

Balance, September 30, 2010 (unaudited)	3,715,010	3,715	-	-	2,080,068	(30,000)	(2,212,385)	(158,602)

See Notes to Condensed Unaudited Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Statement of Cash Flows

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	Period from inception (August 10, 2005) to June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(171,093)	$(32,971)	$1,018,978
Amortization expense	13,021	-	13,021
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Fund	-	-	(3,231,364)
Income related to stock repuchase	-	(2,082)	(2,082)
Accrued expenses converted to capital	9,027	-	9,027
Changes in operating assets and liabilities:
(Increase) in other current assets	(5,000)	-	(5,000)
(Increase) in inventory	(252,000)	-	(252,000)
Increase (decrease) in accounts payable & accrued expenses	589,751	(31,486)	601,863

Net cash used in operating activities	183,706	(66,539)	(1,847,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,037,787,628)
Maturity of Securities held in trust	-	-	1,041,018,992

Net cash provided by investing activities	-	-	3,231,364

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from subscription agreement deposit, common stock	-	-	120,000
Proceeds from Convertible Notes	-	24,000	144,000
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100
Redemption of Class B Common Stock	-	-	(56,660,364)
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion to cash	-	-	10,680,457
Purchase of leasehold improvements	(250,000)	-	(250,000)
Proceeds from the issuance of common stock	-	30,000	60,000
Repurchase of Treasury Shares	-	(27,918)	(27,918)
Procceds from demand notes payable	500,000	-	500,000
Advances from shareholders	69,428	-	69,428
Net proceeds from sale of units though public
offering allocable to stockholders' equity	-	-	44,251,199

Net cash provided (used in) financing activities	319,428	26,082	(865,098)

Net increase (decrease) in cash and cash equivalents	503,134	(40,457)	518,709

Cash and cash equivalents
Beginning of period	15,575	42,810	-

End of period	$518,709	$2,353	$518,709

Supplemental disclosure of non-cash financing activities:

Accretion relating to Class B common
stock subject to possible conversion	$-	$-	$590,344

Fair value of underwriter purchase option included in offering costs	$-	$-	$810,000

Proceeds from conversion of notes to common stock,	$-	$-	$144,000

Cancellation of Convertible Notes	$24,000	$-	$24,000

Repurchase of 120,000 common shares	$-	$27,918	$27,918

See Notes To Condensed Unaudited Financial Statements

UAN CULTURAL & CREATIVE CO., LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

UAN Cultural & Creative Co., Ltd (formerly named Good Harbor Partners Acquisition Corp). (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering and prior to June 30, 2010 related to the identification and investigation of a Target Businesses. The company’s plan had been to identify a quality investment opportunity in an operating business, not limited to the security industry, which could benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

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

On June 30, 2010, a change of control of the Company occurred. Pursuant to a Stock Purchase Agreement (the “SPA”), Ralph S. Sheridan, the President and a Director of the Company, Paul Sonkin, the Secretary and a Director of the Company, and other persons each who were the beneficial owners of 10% or more of the outstanding Common Stock of the Company sold a total of 35,095,100 pre-Reverse Split shares of Common Stock of the Company (the “Transactions”) to eight individuals (the “Purchasers”).  Pursuant to the terms of the Stock Purchase Agreement, the Sellers sold an aggregate of 35,095,100 pre-Reverse Split shares of the Company’s outstanding Common Stock for an aggregate purchase price of $450,000. As a condition to the closing of the Transaction, Promissory Notes and related interest accruals were cancelled and certain fees and expenses in an aggregate amount of up to approximately $ 151,000 were paid by the Sellers. One of the Purchasers, David Chen-Te Yen, acquired 25,700,000 pre-Reverse Split shares or approximately 71.5% of the Company’s outstanding common stock.  Pursuant to the SPA, the Purchasers acquired an aggregate of approximately 95.6% of the outstanding voting Common Stock of the Company.

In connection with the transactions, under the terms of the SPA, we experienced a change in our Board of Directors. On June 30, 2010, upon the closing of the Transactions, our board of directors, which then consisted of Ralph Sheridan, Paul Sonkin and John Mallon, appointed David Chen-Te Yen, Wan-Fang Liu, Tzu-Yung Hsu, Ming-Cheng Lin, Syuan-Jhu Lin and Parsh Patel to our Board of Directors, effective upon the resignation of Ralph S. Sheridan, Paul Sonkin and John C. Mallon as members of our Board of Directors.  David Chen-Te Yen and Parsh Patel were appointed to serve as Class I members of the Board of Directors of the Company.  Syuan-Jhu Lin and Wan-Fang Liu were appointed to serve as Class II members of the Board of Directors of the Company. Tzu Yung Hsu was appointed to serve as a Class III member of the Board of Directors of the Company.

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

Under the direction of our new Board of Directors, the Company has initiated a business involving the sale and appraisal of authentic and high quality works of art, including paintings, sculptures, and antiques initially in Taiwan, and subsequently in other locations in South East Asia.
On August 27, 2010 the company approved the change of it’s name to UAN Cultural & Creative Co., Ltd.. In addition, amendments of the company’s Amended and Restated Certificate of Incorporation were approved  to effect a ten-for-one reverse split of the issued and outstanding shares of common stock and to repeal a provision which prohibits stockholders of the Company from taking any action by written consent in lieu of a meeting.

Going concern consideration

At September 30, 2010, the Company had $518,709 in cash and a working capital deficit of ($395,582). While the Company has raised $1,000,000 in a private placement of its Common Stock since September 30, 32010, the Company has incurred and expects to continue to incur expenses in excess of operating revenue for the foreseeable future.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company will be able to raise additional capital if it becomes necessary to do so.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on March 31, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended September 30, 2010 and the nine  month period ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $75.00 per share and $87.50 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units.

The exercise price and number of shares of Common Stock issuable on exercise of the Class W warrants and Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the 1 for 10 reverse split of the Company’s Common Stock effected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class W and Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class W warrants and Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS —Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK —Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INVESTMENTS HELD IN TRUST —The Company’s restricted investments held in the Trust Fund had been comprised of Commonwealth of Virginia or Commonwealth of Maryland securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia or Commonwealth of Maryland and therefore no provision for income taxes has been required for the three month periods ended September 30, 2010 and 2009 or the period from inception (August 10, 2005) to September 30, 2010. The Trust Fund was liquidated on February 7, 2008.

NET INCOME PER SHARE —Net income (loss) per share is computed based on the weighted average number of shares of common stock and, prior to its redemption, Class B common stock outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

LEASEHOLD IMPROVEMENTS – Leasehold improvements are recorded at cost and are amortized over the length of the lease which is a two year period beginning in August 2010.

INVENTORY – Consists principally of art pieces held for sale. These are recorded at the lower of cost or net realizable value at September 30, 2010.

REVENUES – The Company has two principal sources of revenue. Revenues related to the direct sale of art pieces and commissions on sale of art pieces on consignment. The company recognizes revenues at the time goods are delivered to the customers. All revenues in year 2010 were for art pieces sold on consignment.

USE OF ESTIMATES —The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 NEW ACCOUNTING PRONOUNCEMENTS — The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:


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


FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.


FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.


FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “ Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" , which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.


FASB ASC Topic 810, “Variables Interest Entities ”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.


FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments were effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.


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


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


In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.


In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.


In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Franchise taxes incurred in the State of Delaware of $2,300 and $0 for the three month periods ended September  30, 2010 and 2009, respectively and $122,604 for the period from inception (August 10, 2005) to September 30, 2010 are included in operating expenses.

NOTE 5—COMMITMENTS

Administrative Services

Commencing on March 8, 2006, the effective date of the offering, the Company was obligated to pay an affiliate of certain security holders, $7,500 per month for office, secretarial and administrative services. This arrangement was terminated in November 2007. Included in the Company’s general and administrative expenses are $0 for both the three month periods ended September 30, 2010 and 2009 and $155,806 for the period from inception (August 10, 2005) to September 30, 2010.

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

Operating Leases

In August 23, 2010 the company entered into two year a real estate lease for it’s initial gallery location. Aggregate rent payments will be $12,600, $35,600, and $23,000 in years 2010, 2011, and 2012, respectively.

NOTE 6—PROMISSORY NOTES - STOCKHOLDERS

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

On October 23, 2008, pursuant to the terms and conditions of the Notes, the Company received conversion notices from HCFP and Mr. Sheridan. Pursuant to the Notes, the outstanding principal amounts owed to HCFP and Mr. Sheridan were converted into an aggregate of 2,400,000 pre-Reverse Split shares of the Company’s stock at a purchase price of $0.05 per share.

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

On July 23, 2010, two shareholders, one of which, David Chen-Te Yen which at the time owned approximately 71.5% of our common stock, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen)which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily.

NOTE 7—CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 80,000,000 to 100,000,000 on August 27, 2010. This amendment also effected a 1 for 10 Reverse Split of the Company’s Common Stock.  As a result of the Reverse Split, as of September 30 2010, there are 3,595,010 shares of the Company's common stock issued and outstanding and 120,000 shares of common stock held in treasury.

As of September 30, 2010, there are 94,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock except as noted in Note 9 – Subsequent Event Review.

On October 20, 2008 the Company raised $120,000 through the sale of 2,400,000 pre-Reverse Split shares of common stock at a face value of $0.05 per share and a par value of $.0001 per share. The proceeds of this sale were received in August 2008 under a subscription agreement. The Company applied the funds raised to working capital and general corporate purposes.

 As discussed in Note 6, in October 2008 the Company converted the outstanding principal amounts owed to the holders under certain promissory notes into an aggregate of 2,400,000 pre-Reverse Split shares of the Company’s common stock at a purchase price of $0.05 per share.

On June 18, 2009 the Company raised $30,000 through the sale of 1,200,000 pre-Reverse Split shares of common stock at a face value of $0.025 per share and a par value of $.0001 per share. The Company applied these funds to the repurchase of common shares noted below.

On June 18, 2009 the Company repurchased an aggregate of 1,200,000 pre-Reverse Split shares of its common stock, par value of $.0001 per share from HCFP Brenner Holdings, LLC for an aggregate purchase price of $30,000.  Payment of $27,918 ($30,000 net of expenses) related to this repurchase was made in July 2009 and was recorded as a current liability as of June 30, 2009. These 120,000 post-Reverse Split shares are now held as treasury shares at September 30, 2010.

On November 13, 2009, the Company offered and sold an aggregate of 30,000,000 pre-Reverse Split shares of Common Stock for an aggregate purchase price equal to $30,000, to Ralph S. Sheridan, an officer and director of the Company and three of the Company's current shareholders, William McCluskey, The Tarsier Nanocap Value Fund, LP and FI Investment Group, LLC pursuant to the terms and conditions set forth in the common stock purchase agreement. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

See Note 9 – Subsequent Events for additional information on capital stock.

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of July 31, 2010, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

•
1,633,000 shares of Common Stock underlying the outstanding Class W and Class Z warrants sold in the IPO. Specifically, these shares of Common Stock reserved for issuance relate to 575,000 shares underlying the Class Z warrants and 1,058,000 shares underlying the Class W warrants. We refer to these warrants as the “IPO Warrants.”

•
495,000 shares of Common Stock underlying the outstanding Class W and Class Z warrants issued to former officers and directors of the Company. Specifically, an aggregate of 247,500 Class W warrants and 247,500 Class Z warrants were sold to former officers and directors for an aggregate of $247,500 (or a purchase price of $.05 per warrant). These warrants have the same terms as the other Class Z and Class W warrants, including an exercise price of $50 per share. We refer to these warrants as the “Affiliate Warrants.”

•
122,000 shares of Common Stock underlying the outstanding IPO underwriter’s purchase option. The terms of this option, which we refer to as the “Underwriter’s Purchase Option,” are described in more detail below.

Class W Warrants.

Each Class W warrant entitles the registered holder to purchase one share of our Common Stock at a price of $50 per share, subject to adjustment as discussed below, at any time commencing on the later of:

•	the completion of a Business Combination as further described in the IPO registration statement; and

•	March 8, 2007.

The Class W warrants will expire on March 7, 2011.

Class Z Warrants

Each Class Z warrant entitles the registered holder to purchase one share of our Common Stock at a price of $50 per share, subject to adjustment as discussed below, at any time commencing on the later of:

•	the completion of a Business Combination as further described in the IPO registration statement, and

•	March 8, 2007.

The Class Z warrants will expire on March 7, 2013.

The exercise price and number of shares of Common Stock issuable on exercise of the Class W warrants and Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the 1 for 10 reverse split of the Company’s Common Stock effected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class W and Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class W warrants and Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

No warrants will be exercisable unless at the time of exercise a prospectus relating to Common Stock issuable upon exercise of the warrants is current and the Common Stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to meet these conditions and to maintain a current prospectus relating to Common Stock issuable upon exercise of the warrants until the expiration of the warrants. However we have not done so, since we do not believe it to be likely that the warrants will be exercised given the current price of our Common Stock is significantly below the exercise price of the warrants.

No fractional shares will be issued upon exercise of the Class W warrants or the Class Z warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round up to the nearest whole number the number of shares of Common Stock to be issued to the warrant holder.

NOTE 9 —SUBSEQUENT EVENTS REVIEW

The Company has evaluated all subsequent events through November 12, 2010.

The Company has completed the “off-shore” private offering of its common stock to investors who qualify as “Non U.S. Persons” under Regulation S of the Securities Act of 1933.   This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $1,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statement Notice

Certain statements made in this Current Report on Form 8-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of UAN Cultural & Creative Co., Ltd. (the “Company”, “we”, “our”, or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financials statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010 and the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

Description of Business

PRELUDE

The Company formerly was a shell company.

The Company has initiated operations, and is no longer a shell company.

BACKGROUND

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry (collectively, a “Business Combination”).

We completed an initial public offering (“IPO”) on March 15, 2006 based on that business plan. Stockholder funds raised in the IPO were segregated in a trust account and we were obligated to return the segregated funds to the investors in the event the Business Combination was not completed within 18-months (24-months, under certain circumstances).  By the end of the 18-month period we had not engaged in any operations, generated any revenues, or incurred any debt or expenses other than in connection with our IPO.  Since we were not able to consummate our business plan and the Business Combination was not completed within the required time period, we liquidated the segregated funds held in the trust account, returned the funds to the investors in the IPO, redeemed the Class B Common Stock the investors acquired in the IPO and reconstituted the company as an ongoing business corporation. As a result of the foregoing, we became a public shell company.

The securities issued in our IPO consisted of Class A Common Stock, which is now regular Common Stock, Class W Warrants, Class Z Warrants, Class B Common Stock which was redeemed from the stockholders when the funds raised in the IPO were returned to them and is no longer outstanding, Class A Units which consisted of two shares of Class A Common Stock and ten Class Z Warrants, and Class B Units which consisted of two shares of Class B Common Stock and two Class W Warrants.

We experienced a change in control on June 30, 2010, both at the stockholder and director levels as the result of the purchase of 35,095,100 shares of our Common Stock, approximately 95.6 percent of our Common Stock which was issued and outstanding on that date, by 8 persons and the simultaneous reconstitution of our Board of Directors (collectively, the “Transaction”). Our new Board of Directors have created a new business plan and we have initiated that business involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

On August, 2010, we amended our Certificate of Incorporation (the “Certificate”) to change our name to UAN Cultural & Creative Co., Ltd. and effect a one for ten reverse stock split of our Common Stock.

Since the closing of the Transition, our management has been preparing to initiate operations.  On July 23, 2010, two of our stockholders, one of which, David Chen-Te Yen, is our president, chairman and owns approximately 42.11% of our common stock, loaned us an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen) which loans are payable on demand and bear interest at the rate of 8% per annum.  These funds have been used to initiate our business.  Additional funds will be required for us to be successful.

On August 20, 2010, we signed a lease for our initial art gallery which is located in Luzhu Township, Taiwan.  We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase from which to initiate our operations.  The gallery is now open and provides an elegant and comfortable setting from which we sell our artworks and conduct art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists.  We are now conducting business.

The gallery currently opens on weekends during which sell our artworks and conduct art shows and exhibitions that we advertise to potential customers in the geographic area close to the galley as well as to potential customers in surrounding cities who our sales force has identified as potential purchases of our art works.  During Monday thru Friday, the gallery opens on an appointment basis for private showings of our artwork to potential customers.  With this approach, we are able to control our operating expenses.

We also are offering customized paintings to our customers through our sales representatives, which include commutative portraits painted by student-artists who we retain at a low cost to us.  In addition, our website, http://www.uanusa.com/main.php, is now operational.  It contains a statement of our mission, identifies certain of our feature artists, as well as pictures of certain paintings that we are currently offering for sale at our gallery.  We are also offering memberships in a club we have organized called UAN Club.  Members can join UAN Club by registering on-line.

We will be subject to numerous risks inherent in developing a new business and new operations and will be subject to of high levels of risks inherent to the new business.  Certain of those risks are described in our Current Report on Form 8-K filed with the SEC on October 12, 2010.

Results of Operations

Results of Operations

We are a development stage company.   From inception, August 10, 2005, to September 30, 2010, we have sustained accumulated operating losses of $2,271,344.  Included in the loss were general and administrative expenses as well as professional fees not associated with the operation of our business.

Selling, general and administrative expenses amounted to $62,088 for the three months ended September 30, 2010, compared to $6,382 for the three months ended September 30, 2009, an increase of $55,706. The increase in selling, general and administrative expenses for the three months ended September 30, 2010, is predominately due to initial expenses related to the start-up of our business including salaries, rent, amortization of leasehold improvements and fees related to our operations as a public company.

General and administrative expenses amounted to $75,753 for the nine months ended September 30, 2010, compared to $18,947 for the nine months ended September 30, 2009, an increase of $56,806. The increase in general and administrative expenses for the three and nine months ended September 30, 2010, is predominately due to the items referred to in the paragraph above.

Balance Sheet Discussion

As of September 30, 2010 and December 31, 2009

As of September 30, 2010, our total assets were $1,012,689, total liabilities were $1,171,291 and shareholders’ deficit was $(158,602) compared to $15,575, $12,112 and $(20,537), respectively, as of December 31, 2009.  Current assets at September 30, 2010 were $775,709 including cash and cash equivalents of $518,709 and inventory of $252,000 compared to $15,575, $0 and $(20,537), respectively, at December 31, 2009.  Included in total assets as of September 30, 2010 are leasehold improvements, net of amortization, of $236,980 and other assets of $5,000.

As of September 30, 2010, our total liabilities and our current liabilities were $1,171,292 consisting of notes payable to shareholders of $500,000, advances to shareholders of $69,428, and accounts payable and accrued expenses of $601,863.  At December 31, 2009, total liabilities and current liabilities were $24,000 consisting of accounts payable and accrued expenses of $12,112 and a loan of $24,000.

The significant increase in our liabilities for the nine months ending September 30, 2010 compared to December 31, 2009 resulted from leasing and opening our art gallery in Taiwan, expenses related to the commencement of our business, expenses related to the Transactions and loans and advances from shareholders to fund the foregoing .

The net cash used in our operating activities in the nine month period ending September 30, 2010 was $183,705, an increase of $250,244 from that used in the nine month period ending September 30, 2009, which net increase was affected primarily by various items related to our business, i.e., inventory acquisitions and accounts payable.

Cash and cash equivalents for the nine months ending September 30, 2010, increased by $503,134, as compared to December 31, 2009.  Net cash provided by financing activities in the nine month period ended September 30, 2010 was $319,428, compared to $26,082 from the nine  month period ended September 30, 2009, the increase in which resulted from loans and advances from shareholders offset in part by costs related to the purchase of leasehold improvements.

Liquidity and Capital Resources

As of September 30, 2010, the Company had total assets of $1,012,689 including cash and cash equivalents of $518,709. This compares with assets of $15,575, comprised of cash and cash equivalents as of December 31, 2009. The Company’s current liabilities as of September 30, 2010 totaling $1,171,291 is comprised of accrued expenses of $601,863 and $569,428 in loans and advances from certain of our stockholder. This compares to the Company’s current liabilities as of December 31, 2009 of $36,112, comprised of accrued expenses of $12,112 and a $24,000 loan. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On July 23, 2010, two shareholders, one of which is, David Chen-Te Yen, our President and Chairman of our Board of Directors, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen) which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds is being used to initiate out new business plan. In order for the Company to successfully engage in this or any business, we may need to raise additional capital, which there is no assurance can be accomplished.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our sole officer as of September 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*****3.1	Amended and Restated Certificate of Incorporation

**3.2	By-laws

****3.3	Certificate of Amendment of Certificate of Incorporation filed August 27, 2010

****10.1	Lease Agreement dated August 25, 2010 between the Company and the landlord with respect to the art gallery located in Luzhu Township, Taiwan.

****10.2	Contract of sale dated August 20, 2010 between the Company and Cheng Ban Interior Design Ltd. with respect to furniture and fixtures and other items to be used in the gallery.

****10.3	Contract of sale dated August 20, 2010 between the Company and Mr. Yung Chien Wu for the purchase of seven paintings.

****10.4	Consignment Sale Agreement dated August 1, 2010 between the Company and Mr. Yung Chien Wu with respect to ten paintings.

****10.5	Form of Employment Agreement between the Company and various employees.

***14	Code of Ethics

****16.1	Letter from Accountants.

*31.1	Certification of Parsh Patel, Chief Executive Officer and Secretary.

*31.1	Certification of I-Kai Su, Chief Financial Officer.

*32.1	Certification of Parsh Patel, Chief Executive Officer and Secretary, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of I-Kai Su, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.

***	Incorporated by reference to the Company’s Registration Statement and available on the Company’s website, www.goodharborpartners.com.

****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.

*****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010

UAN CULTURAL & CREATIVE CO., LTD.

	By:	/s/ Parsh Patel
Chief Executive Officer and Secretary

	By:	/s/ I-Kai Su
Chief Financial Officer