Form 10-K
period 2010-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2011-03-07
CIK 1337009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 000-15341

UAN CULTURAL & CREATIVE CO., LTD.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

2095 E. Big Beaver Road, Suite 200, Troy, MI	48083
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

Common Stock, $.0001 par value
Series A Units
Class W Warrants
Class Z Warrants

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $128,542, based upon a closing sale price of $0.02.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 2, 2011, the registrant had outstanding 53,672,708 shares of Common Stock, which does not include 120,000 shares of Common Stock held in Treasury.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

UAN CULTURAL & CREATIVE CO., LTD.
FORM 10-K ANNUAL REPORT

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

Explanatory Note

As used in this report, unless the context otherwise requires, the words “we”, “our” and “us” and words of similar import refers to UAN Cultural & Creative Co., Ltd.  Specific discussions or comments relating to Good Harbor Partners Acquisitions Corp., our predecessor company, will reference “Good Harbor”.

PRELUDE

The Company formerly was a shell company.

The Company has initiated operations, and is no longer a shell company.  The Company has also changed its certifying accounting firm.

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

In August, 2010, we amended our Certificate of Incorporation (the “Certificate”) to change our name to UAN Cultural & Creative Co., Ltd. and effect a one for ten reverse stock split of our Common Stock. We commenced operations in August 2011.

During the period commencing October 21, 2010 and ended November 1, 2010 we completed an “off shore” private placement of 50,000,000 shares of our common stock at a price of $0.02 per share generating gross proceeds of $1,000,000 (the “2010 Private Placement”).

ITEM 1.            BUSINESS

OVERVIEW

Since the closing of the Transition and the resulting change of control, our management has been launching our art business plan.  On July 23, 2010, two of our stockholders, one of which, David Chen-Te Yen, is our president, chairman and owns approximately 42% of our common stock, loaned us an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen) which loans are payable on demand and bear interest at the rate of 8% per annum.  On November 1, 2010 we completed an “off shore” private placement of 50,000,000 shares of our common stock at a price of $0.02 per share generating gross proceeds of approximately $1,000,000 (the “2010 Private Placement”).  We have used these funds to initiate and further our art business plan.  Additional funds may be required for us to be successful.

On August 20, 2010, we signed a lease for our initial art gallery which is located in Luzhu Township, Taiwan.  We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase from which to initiate our operations.  The gallery provides an elegant and comfortable setting from which we sell our artworks and conduct art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists.  We are currently offering for sale paintings that we purchased for resale and paintings which we are offering for sale on a consignment basis.  The gallery currently opens on weekends during which we sell our artworks and conduct art shows and exhibitions that we advertise to potential customers in the geographic area close to the galley as well as to potential customers in surrounding cities who our sales force has identified as potential purchasers of our art works.  During Monday thru Friday, the gallery opens on an appointment basis for private showings of our artwork to potential customers.  With this approach, we are able to control our operating expenses.

We also are offering on a selective basis customized paintings to our customers through our sales representatives, which include commutative portraits painted by student-artists who we retain as independent contractors at a low cost to us.  In addition, our website, http://www.uanusa.com/ main.php, is now operational.  It contains a statement of our mission, identifies certain of our featured artists, as well as pictures of certain paintings that we are currently offering for sale at our gallery.  We are also offering memberships in our club called, the UAN Club.  Members can join UAN Club by registering on-line.

STRATEGY

We currently have one art gallery located in Luzhu Township, Taiwan.  Depending upon the availability of working capital, we intend to open additional galleries.  We also intend to expand our presence on the internet to facilitate on-line retail sales of our artworks and to increase appreciation for the arts through sponsorship of art clubs and other programs. We expect to continue to sell our artworks at the gallery through sales representatives who are primarily paid on a commission basis.  In the future, we also expect to offer our artworks though the internet.  We expect to maintain low levels of inventory by acquiring artworks to sell to our customer from artists on a consignment basis.  We also are offering, on a selective basis, customized paintings to our customers through our sales representatives, which include commemorative portraits painted by student artists who we retain at a low cost.  We also expect to act as an agent for clients who wish to acquire artworks and require assistance in locating the desired artwork as well as certifying ethnicity and value.  Our initial focus will be on expanding our business in ways that do not require significant capital expenditures and creating name recognition for the Company through the promotion of the arts in general, which we expect to accomplish through our sponsorship of art shows, exhibitions, and contests, our relationships with feature artists and through our internet programs.  Our mission is to increase awareness of the arts, the opportunities that artworks provide as profitable investments and awareness that our business model provides a desirable investment opportunity.

GALLERY OPERATIONS

We currently lease one galley which showcases paintings in an elegant setting.  We have and will continue to conduct weekend exhibitions and other events at the galley, which events are directly marketed to potential customers by individuals in our sales force.  Depending on the resources available to us, we expect to open additional galleries in the future.  Our galleries will initially be located in the larger cities in Taiwan.  Depending on the availability of working capital, we hope to open art galleries in mainland China as well.

The internet provides a communication network for us to sell our artwork.  In order to take full benefit of this platform we will need additional working capital to buy and/or create software programs which will allow us to efficiently use the internet.  We expect to expand this platform as working capital becomes available to do so.

INTERNET

Our website, http://www.uanusa.com/main.php, contains a statement of our mission, identifies feature artists, as well as pictures of the paintings that we are currently offering for sale at our gallery.  We are also offering membership in our club called UAN Club, which members can join by registering on-line.  In the future, we intend to modify our website so that we can initiate internet sales of our artworks.

CUSTOMIZED PAINTINGS

We are offering to our customers on a selective basis what we refer to as customized paintings which, as we expand our business, should include family portraits, personal portraits, wedding portraits, memorial portraits and paintings commemorating other special events.  These paintings will be produced primarily by student artists. See “Student Artists”, below.  Our customized paintings will also include theme paintings and paintings that are used to decorate corporate facilities and hotels; a common practice in Taiwan and mainland China.  The artworks in these facilities are often designed by persons who specialize in creating a proper atmospheric balance in the building.  This concept has a long tradition in Chinese culture.  We expect to have arrangements with designers who will provide us with contacts to potential institutional customers in consideration for a commission.  We should be able to place increased emphasis on this part of our business plan as we expand our pool of student artists in the future.

AGENTS

We also expect that our customers will retain us to act as an agent with respect to artworks which may include paintings or other works of fine art which they wish to acquire and which we do not have available for sale.  We expect to charge commissions for this service and utilize consultants who will not only help us locate the desired artwork but also certify ethnicity and value which will provide our clients with comfort that they are acquiring quality for fair consideration.  We believe this service will be very valuable to customers who are often exposed to poor business practices in our industry.

OTHER PRODUCTS

In the future, we expect to expand our product offerings beyond paintings and to sell sculptures, antiques and other works of art.  In doing so, we will leverage the same business model as we have described here with respect to the expansion of our business in connection with paintings.

PROMOTION OF THE ARTS

We believe that there is a very large audience for fine art in Taiwan and mainland China which is substantially untapped.  We intend to promote the awareness of fine art and by doing so create a customer base which will be a significant asset.  We expect to use many approaches in promoting the arts, including through art shows, contests and exhibitions which we sponsor at our galleries and at other facilities.  Also, as noted above, we have formed a club, which we will refer to as the UAN Club, which will promote the arts and encourage club members who wish to learn more about fine art and potentially acquire artworks as an investment.

MARKETING AND SALES

Our marketing and sales strategy is currently a direct sales approach.  Potential customers are identified by our sales force and invited to our gallery and to exhibitions which we sponsor.  Our current sales staff consists of 4 individuals who are compensated on a fixed salary plus discretionary bonus basis which typically is based on sales and can be considered as similar to a commission. These commissions are paid as a bonus and only after the sale and shipment of the artwork and are set at fixed percentages of the sales.

Our sales staff is now contacting potential customers around our gallery in Luzhu Township, Taiwan.  However, the geographic range of these efforts will increase as we expand our operations and open additional galleries and complete our internet sales platform.  Using a direct-sales model allows us to penetrate the market without having to spend large amounts of capital before sales are generated.  The highest cost for customer acquisition is the commissions paid on sales.  Our marketing program includes sponsoring art shows, contests, specialized showings, meetings, cocktail parties and other gatherings for the benefit of customers, featured artists and for the promotion of the arts in general.

We intend to showcase student artists by holding special exhibits and events in our galleries and in different locations initially in Taiwan and subsequently mainland China and other locations.   Through this means we expect the artists to gain recognition which will allow us to increase prices for their work.

We are also implementing a marketing theme called “Love Taione 100%” to celebrate the 100th anniversary of Taiwan.  The central premise of this program is to select a single piece of art representing each town or region in Taiwan.  This will be accomplished by our sponsorship of art competitions in major towns and cities.  While we expect student artist to participate in the contests, others can do so as well.  The winners of the contest will be selected by a panel of judges chaired by Mr. Wu, a renowned artist who is a UAN consultant.  Through this process, we expect to develop a list of top local artists and we hope to commission them to produce artworks which we will sell in the ordinary course of our business.  This will provide a major source of art and artists for us and we expect our sponsorship of this program will create significant favorable public relations and recognition for us throughout Taiwan.

PRODUCTION AND FULFILLMENT

Because the artworks that we sell will include customized paintings which will be specially ordered by customers before they are produced and paintings which we will sell on consignment, we believe we will be able to maintain low levels of acquired inventory so as to both reduce our risk and preserve our working capital, which is very limited.  We expect that much of our merchandise will be created after the orders have been placed which eliminates the need to maintain high levels of inventory on hand.  Our strategy includes focusing on art which is pre-sold or readily saleable (either due to price or quality).

STUDENT ARTISTS

Through the efforts of our consultant Yung Chien Wu, we are developing relationships with several well known educational institutions which have excellent art programs such as Fu-Hsin Trade and Art School, National Taiwan Normal University College of Arts, China Academy of Art, China Central Academy of Fine Arts and Sichuan Fine Arts Institute.  Often, art students in these institutions are very talented but have little financial support.  We intend to select the most talented of these students and enter into contracts with them to perform services on our behalf.  Student artists will paint the customized paintings that we sell to our customers in the ordinary course of our business.  Student artists will also provide paintings for us to sell to our clients.  We hope that through this means we will insure a significant inexpensive supply of artworks and insure high quality artists for our customized paintings business.  Lastly, we believe that the relationships that we develop with new artists will form the basis of future relationships with them after they become well known and their art can be sold at higher prices.

CUSTOMERS AND TARGET MARKET

According to the Mac Report, a media company that provides a Web-based forum for public and private issuers, the worldwide market for collectibles is $120 Billion annually.  With the penetration of the personal computer and the internet into most nations, this market is predicted to grow at a healthy pace over the next two decades.

There is no geographic exclusivity to our business.  Artworks can be sold in any jurisdiction in which there is a current market or where art appreciation can be created.  Although our initial focus will be Taiwan, over time we hope to expand our business into other jurisdictions.

Our customer bases could potentially include everyone who admires fine art.  We believe that both the Taiwan and mainland China markets need to be cultivated and through the programs that we will sponsor, we expect to be able to sponsor an increased awareness of the arts.

BRAND

We believe that image and name is very important to our overall and long term success.  We expect that our relationships with student artists will provide a platform to enhance our operations as the recognition of their talents increase, in part though our efforts.  Student artists will make personal appearances at exhibitions and events to help promote awareness of their work and our brand name.  The name UAN will be supported in all aspects of our marketing, in order to position us as a unique business with quality merchandise within the art community.

GOVERNMENT LAWS AND REGULATIONS

Many of our activities are or may become subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, and value added sales taxes. We do not expect that such regulations will impose a material impediment to our business, but do affect the market generally, and a material adverse change in such regulations could affect our business.

SEASONALITY

Our industry can be subject to seasonal variations in demand. For example, demand in certain markets may be higher during the winter holiday shopping period. Quarterly results may also be materially affected by the timing of the introduction of featured artists and our customized painting offerings may be in highest demand in the spring and early summer months when weddings are more frequent due to weather conditions.  While we do not believe seasonal variations will be significant while we are operating primarily in Taiwan, seasonality may have a greater affect on us as we expand our operations into other areas.  Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

PATENTS AND TRADEMARKS

We do not currently have any patent or trademark protection.  If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks or concepts.

COMPETITION

There are many companies substantially larger than us that have a head start in cultivating the fine art industry in Taiwan and mainland China.  For example, Sotheby’s and Christie’s each have a presence in these markets and are expanding.  There are also numerous small galleries and dealers in both Taiwan and mainland China which sell artwork.  Most of these companies have greater experience and substantially more financial resources.  The Taiwanese government and various foundations sponsor events which may compete with events which we sponsor.  Furthermore, as we expand our internet platform, we will complete with internet based companies that sell artwork through sites on the internet and potentially artists who either have or will create their own sites.  Competition in our industry is very substantial.  However, in the areas in which we expect to initially operate, many of our competitors are not well organized and have no clear mission.  Some are not reputable and sell low quality merchandise at high prices.  We believe that customer’s awareness of these difficulties will provide us a significant opportunity to succeed, provided that we successfully implement our business model.

EMPLOYEES

As of March 2, 2011, we had 9 full-time employees and 2 individuals who are independent contractors. No employee is represented by a labor union.  The Company anticipates employing additional personnel as needed for the operation of our business.

ITEM 1A.           RISK FACTORS

An investment in the Company involves a high degree of risk.  You should carefully consider the risks described below before making a decision to buy our Common Stock.  If any of the following risks actually occurs, we may not be able to continue as a going concern.  In that case, you would likely lose your entire investment.  You should also refer to the other information in or incorporated into this report, including our financial statements and the related notes.  Except for  historical  information,  the  information  in this report  contains  "forward-looking"  statements  about our  existing and  future business and performance. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date of this report.  The risks described below address some of the factors that may affect our future operating results and financial performance.

RISKS RELATED TO OUR FINANCIAL CONDITION

DEPENDING IN PART ON THE REVENUE WE REALIZE FROM OPERATIONS, WE MAY NEED ADDITIONAL INFUSIONS OF CAPITAL, WHICH MAY RESULT IN DILUTION TO OUR STOCKHOLDERS’ OWNERSHIP AND VOTING RIGHTS IN OUR COMPANY.

Based upon our current cash reserves, operations and forecasted operations, we believe that we may need substitute outside funding to provide the working capital necessary to expand our business.  Our need for additional capital to finance our business strategy, operations, and growth will arise should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we will not be able to expand operations until we can obtain adequate financing.  We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. Debt financing must be repaid regardless of whether or not we generate profits or sufficient cash flow from our business activities to satisfy the obligations. Equity financing will result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our Common Stock.

BECAUSE WE ARE SMALL AND HAVE LIMITED WORKING CAPITAL, WE MUST LIMIT OUR OPERATIONS AND EFFICIENTLY EXECUTE OUR BUSINESS PLAN. A COMPANY IN OUR INDUSTRY WITH LIMITED OPERATIONS HAS A SMALLER OPPORTUNITY TO BE SUCCESSFUL THEN A COMPANY WITH GREATER RESOURCES. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Because we are small and have limited working capital, we must limit our operations and carefully execute our business plan. Because we will have to limit our operations based on available working capital, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

RISKS RELATED TO OUR BUSINESS

WE HAVE RECENTLY COMMENCED OPERATIONS, AND HAVE A SHORT OPERATING HISTORY UPON WHICH AN EVALUATION OF OUR COMPANY CAN BE MADE. FOR THAT REASON, IT WOULD BE DIFFICULT FOR A POTENTIAL INVESTOR TO JUDGE OUR PROSPECTS FOR SUCCESS.

We were organized in August, 2005 and had no operations from our inception until August, 2010 from which to evaluate our business and prospects. Prior to June 30, 2010, most of our activities have been centered on attempting to consummate a business combination and other start-up activities.  We have had limited revenue until recently.  There can be no assurance that our current operations and /or our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to commence and sustain our operations, our stockholders would likely lose their entire investments. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and managements’ potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably or perhaps at all and we may not have adequate working capital to meet our obligations as they become due.

Our ability to operate as a going concern and to achieve profitable operations will depend on such factors as the success of our business model, marketing strategy, market penetration, competition and the availability of financing.  No assurance can be given that we will be able successfully to develop our business under the foregoing conditions and given the inherent risks.

OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO DEVELOP RELATIONSHIPS WITH ARTISTS AND CUSTOMERS. IF WE CANNOT DEVELOP SUFFICIENT FAVORABLE RELATIONSHIPS, WE MAY NEVER BECOME PROFITABLE.  AN INVESTOR COULD LOSE HIS ENTIRE INVESTMENT.

We market artworks on a retail basis, through our art gallery and sales staff and intend to do so on the internet in the future.  We intend to expand our operations when we have the working capital to do so.  Our performance depends, in large part, on our ability to develop relationships with potential customers who will purchase artworks in sufficient quantities to make us profitable. We have no long-term contracts or other contractual assurances of supply, pricing or access to new artworks. We may never develop sufficient customers or relationships with artists, which would negatively impact our operations and our proposed operations. Also, because we intend to maintain low levels of purchased inventory, our inability to obtain particular merchandise on consignment could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms  acceptable to us, or that an  inability to acquire  suitable merchandise, or the loss of one or more key sources of supply to us,  will not have a material adverse effect on our financial condition and results of operations. As a result, we may never become profitable. An investor could lose his entire investment.

WE INITALLY DEPEND ON ONLY ONE ART GALLERY TO CONDUCT OUR OPERATIONS.

Our initial operations will be substantially reliant upon the success of our initial art gallery.  If our art gallery were to operate at a loss, it would have a negative impact on our business.  While we have casualty insurance to protect us against damage and loss of the paintings held at the gallery, such insurance may be insufficient to protect us from any losses we incur and would not protect us from the disruption in our operations that would likely result from any material damage to, or loss of, our artworks due to fire, flooding or other causes, which would have a material adverse effect on our financial condition, business, and prospects.

WE MAY BE SUBJECT TO ADDITIONAL RISKS ASSOCIATED WITH DOING BUSINESS IN FOREIGN COUNTRIES.

We expect to distribute our artworks in Taiwan and other foreign countries, and face significant additional business risks associated with doing business in those countries.  In addition to the language barriers, as a result of doing business in foreign countries, we may encounter different presentations of financial information, different business practices, and other cultural differences and barriers which may make it difficult to evaluate business decisions or transactions, ongoing business risks resulting from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability which may be exacerbated in various foreign countries.  There can be no assurance that we would be able to enforce business contracts, repatriate local funds or protect our intellectual property rights in foreign countries.

In doing business in foreign countries we may also be subject to other risks, including, but not limited to, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, expropriation, corporate and personal liability for violations of local laws, possible difficulties in collecting accounts receivable, increased costs of doing business in countries with limited infrastructure, risks related to shipment of artworks across national borders and cultural and language differences.  We also may face competition from local companies which have longer operating histories, greater name recognition, and broader customer relationships and industry alliances in their local markets, and it may be difficult to operate profitably in some markets as a result of such competition.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

IF WE EXPAND OUR BUSINESS INTO MAINLAND CHINA AS WE EXPECT TO DO, WE WILL BE SUBJECT TO SUBSTANTIAL RISKS RELATED TO OPERATING IN THAT JURISDICTION.

If we are successful in opening galleries and conducting business in mainland China (the “PRC”), we will be subject to the risks inherent in operating a business in that jurisdiction.  These risks include, but are not limited, to the following:

(i)	the PRC legal system has inherent uncertainties that could limit the legal protections available to us;
(ii)	PRC economic reform policies or nationalization could result in a loss of our total investment in the PRC;
(iii)	we may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC;

(iv)	government control of currency conversion and the fluctuation of PRC currency, the renminbi, may materially and adversely affect our operations and financial results;
(v)
the economy of China has been experiencing unprecedented growth, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy polices, any of which would have an adverse effect on us;

(vi)	a downturn in the Chinese economy may slow down our growth and profitability; and
(vii)
any occurrence of serious infectious diseases, such as recurrence of severe acute respiratory syndrome (SARS) causing widespread public health problems, could adversely affect our business and result of operations.

GOVERNMENT LAWS AND REGULATIONS MAY RESTRICT OR OUR BUSINESS.

Many of our activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes, which for example apply in Taiwan. Additionally, we expect to pay income taxes in foreign jurisdictions.  We do not believe that such regulations impose a material impediment to our business, but do affect the market generally, and a material adverse change in such regulations could affect our business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property we offer for sale or could increase the cost of moving property to such locations.

GLOBAL POLITICAL CONDITIONS AND WORLD EVENTS MAY NEGATIVELY AFFECT OUR BUSINESS AND CUSTOMERS.

Global political conditions and world events may affect our business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Global political conditions may also influence the enactment of legislation that could adversely affect our business.

FOREIGN CURRENCY EXCHANGE RATE MOVEMENTS CAN SIGNIFICANTLY INCREASE OR DECREASE OUR RESULTS OF OPERATIONS.

We currently have operations in Taiwan, and expect to conduct business in mainland China.  Initially, we expect that virtually all of our revenue will be earned outside of the U.S.  Accordingly, fluctuations in foreign currency exchange rates can significantly increase or decrease our results of operations.

THERE ARE RISKS ASSOCIATED WITH AN INTERNET MARKETING STRATEGY.

We have not previously conducted marketing programs according to practices common to Internet industries.  The costs for new information technology systems needed to efficiently engage in internet sales could be substantial, as could the amount of time needed to acquire and implement such systems.  The inability to create or purchase the technology required, or to do so in a timely and cost effective manner, could have a material adverse effect on our financial condition and results of operations.

TAX MATTERS MAY CAUSE SIGNIFICANT VARIABILITY IN OUR FINANCIAL RESULTS.

We expect to operate in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we may operate. Taxes can have a material effect on our business.  We do not have the expertise required in this area and we will have to retain experts to help us in this regard. The cost of such services may be high. Therefore, it may be difficult for us to secure the expertise required in this area.

Similarly, our clients and potential clients may reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of our clients and potential clients to purchase or sell works of art.

WE MAY BE AFFECTED BY SALES TAX CONSIDERATIONS FROM VARIOUS JURISDICTIONS.

Various jurisdictions, included in the U.S., are increasingly seeking to impose sales or use taxes on internet sales. The imposition of sales taxes on any internet sales may have a negative affect on our financial condition and results of operations in the future.  Any such impact cannot currently be quantified.

DEPENDING ON THE COUNTRIES IN WHICH WE SELL OUR ARTWORKS OUR BUSINESS MAY BE SUBJECT TO SEASONAL FLUCTUATIONS IN SALES, WHICH CAN RESULT IN FLUCTUATING QUARTERLY RESULTS IN OUR OPERATIONS.

Our industry can be subject to seasonal variations in demand. For example, demand may be higher in certain markets during the winter holiday shopping period. Quarterly results may also be materially affected by the timing of the introduction of featured artists and our customized painting offerings may be in highest demand in the spring and early summer months when weddings are more frequent due to weather conditions.  While we do not believe seasonal variations will be significant while we are operating primarily in Taiwan, seasonality may have a greater affect as we expand our operation into other areas. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.  Significant deviation from projected demand for merchandise could have a material adverse effect on our financial condition and quarterly or annual results of operations.

OUR DIRECTORS AND OFFICERS WILL HAVE SUBSTANTIAL INFLUENCE OVER OUR OPERATIONS AND CONTROL SUBSTANTIALLY ALL BUSINESS MATTERS.

Our officers and our directors are responsible for conducting our day-to-day operations.  Most of them acquired stock in the Transactions and in our 2010 Private Placement. Many of them lack public Company experience. We will not benefit from the multiple judgments that a greater number of directors or officers may provide, and we rely completely upon the judgment of our officers and directors in making business decisions.

OUR SUCCESS IS DEPENDENT UPON THE CONTINUED SERVICES OF MANAGEMENT AND TWO CONSULTANTS AND WE CURRENTLY HAVE NO KEY MAN INSURANCE ON ANY KEY PERSONNEL.

Our success is dependent on the continued efforts of Parsh Patel, currently our Chief Executive Officer and David Chen-Te Yen, our President and the services rendered by TWO consultants Yung Chien Wu and Yuan-Hao Chang.  The loss of any of these individuals would have a material adverse effect on our operations.  We anticipate that we will need to hire additional skilled personnel in all areas of our business in order to grow.  There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations.  We do not currently maintain "key man" life insurance on the life of any of our employees.  To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons and there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

WE HAVE NO EXPERIENCE AS A PUBLIC COMPANY.  OUR INABILITY TO OPERATE AS A PUBLIC COMPANY COULD BE THE BASIS OF YOUR LOSING YOUR ENTIRE INVESTMENT IN US.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

A PART OF OUR STRATEGY REQUIRES US TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH STUDENT ARTISTS.

Our strategy depends on developing and maintaining relationships with artists, student-artists and others.  These relationships are of particular importance to us with respect to our customized paintings, since young artists will paint this artwork for us at a low cost. These artists will also provide artwork for us to sell in the ordinary course of our business and provide an important source of artwork for us as their reputation increases.  We will need to maintain and develop relationships with these independent artists.  There can be no assurance, however, that we will be able to develop and maintain these relationships.  If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on our operations.  Further, if our relationship with a young artist is terminated, particularly one who has been featured by us, it is likely our business will be disrupted until a replacement is identified and the relevant services are procured.

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

If we are successful in opening additional galleries and initiating internet sales of our artworks, we will be required to deliver large volumes of quality merchandise to our customers on a timely basis at a reasonable cost to those customers. Such demand can also create working capital issues for us, as we need increased liquidity to fund purchases of artworks, supplies and other items. It will also place a significant strain on our management, administration and operational resources.  We will also be required to continue improving our operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on our business, financial condition and results of operations. We cannot  assure you, however,  that  business  will  rapidly  grow  or that  our  efforts  to  implement and expand our business will be successful.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ADDITIONAL ART GALLERIES THAT WE OPEN IN THE FUTURE.

If we have the working capital necessary to do so, we expect to open additional art galleries in Taiwan, mainland China and in other locations. There can be no assurance that we will be able to do so.  If we do expand our business, there can be no assurance we will be able to do so successfully.  Expansion of our business may be accompanied by risks such as potential exposure to unknown liabilities.

OUR OFFICERS, DIRECTORS AND CONSULTANTS WILL ALSO ALLOCATE THEIR TIME TO OTHER BUSINESSES, AND SUCH OTHER AFFAIRS COULD LIMIT ATTENTION TO OUR ACTIVITIES.

Our officers, directors and consultants are not required to commit their full time to our affairs, which may result in conflicts of interest in allocating their time between our operations and other businesses. All of our executive officers, directors and consultants are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If these other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and hinder their ability to help us consummate our business plan.

OUR OFFICERS, DIRECTORS AND CONSULTANTS MAY BE AND IN THE FUTURE MAY BECOME AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE WHICH ARE OR ARE INTENDED TO BE CONDUCTED BY US AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING TO WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED.

Our officers, directors and consultants may be and in the future may become affiliated with entities, engaged in business activities similar to those conducted and intended to be conducted by us. Additionally, our officers, directors and consultants may become aware of business opportunities which may be appropriate for presentation to us as well as to the other entities with which they have fiduciary or other obligations or other compelling interests. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER EFFECTS OF CERTAIN SPECIAL CHARTER AND BY-LAW PROVISIONS

Our Board of Directors has the authority to issue up to 5,000 shares of Preferred Stock, $.0001 par value, and to fix the terms thereof, without any further vote or action by our stockholders, including voting rights, dividend rights, terms of redemption, conversion rights and liquidation preferences of such shares.  Preferred Stock could be issued that would have rights with respect to voting, dividends and liquidation that would be adverse to those of the Common Stock.  The Board of Directors could approve the issuance of Preferred Stock to discourage attempts by others to obtain control of the Company by merger, tender offer, proxy contest or otherwise by making such attempts more costly to achieve.  There are no agreements or understandings for the issuance of Preferred Stock and the Board of Directors has no present intention to issue any Preferred Stock.

In addition, the Company’s Certificate of Incorporation provides for a classified Board of Directors.  This could inhibit a change of control of the Company because it will take at least two annual meetings to change control of the Board of Directors by stockholder vote.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD ADVERSELY IMPACT OUR COMPETITIVE POSITION AND SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China and other jurisdictions. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

CERTAIN FACTORS RELATING TO OUR INDUSTRY

INTENSE COMPETITION IN OUR MARKET COULD PREVENT US FROM ACHIEVING PROFITABILITY. WE MAY NEVER BECOME PROFITABLE, MAY FAIL AS AN ORGANIZATION, AND OUR INVESTORS COULD LOSE SOME OR ALL OF THEIR INVESTMENT.

There are many companies substantially larger than us that have a head start in cultivating the fine arts industry in Taiwan and mainland China.  For example, Sotheby’s and Christie’s each have a presence in these markets and are expanding.  There are also numerous small galleries and dealers in both Taiwan and mainland China which sell artwork.  Most of these companies have greater experience and substantially more financial resources than we do.  The Taiwanese government and various foundations sponsor events which may compete with events which we sponsor.  Furthermore, as we expand our internet platform, we will complete with internet based companies that sell artwork through sites on the internet and potentially artists who either have or will create their own sites.  Competition in our industry is very substantial.  Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  However, in the areas in which we expect to initially operate, many of our competitors are not well organized and have no clear mission.  Some are not reputable and sell low quality merchandise at high prices.  We believe that customer’s awareness of these difficulties will provide us a significant opportunity to succeed, provided that we implement our business plan correctly.

COMPETITION IN THE ART MARKET IS INTENSE AND MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

We will compete with other galleries, art dealers and internet concerns to obtain merchandise, including through consignments, to offer for sale to our customers. The level of competition is intense and can adversely impact our ability to obtain merchandise for sale, as well as the margins we achieve on the resale of our merchandise.

THE SUPPLY OF AND DEMAND FOR WORKS OF ART CAN BE ADVERSELY IMPACTED BY WEAKNESS IN THE GLOBAL ECONOMY AND THE FINANCIAL MARKETS OF VARIOUS COUNTRIES.

The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. Our business can be influenced by the economies and financial markets of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia. Accordingly, weakness in those economies and financial markets can adversely affect the supply and demand of works of art and our business.

WE EXPECT TO BE DIRECTLY AFFECTED BY FLUCTUATIONS IN THE GENERAL ECONOMY IN TAIWAN AND MAINLAND CHINA.

Demand for our art and other collectible merchandise will be affected by the general economic conditions in Taiwan and mainland China.  When economic conditions are favorable and discretionary income increases, purchases of non-essential items like art and other collectible merchandise generally increase.  When economic conditions are less favorable, sales of art and other collectibles are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns.   Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

WE EXPECT OUR ARTWORKS TO BE SUBJECT TO CHANGES IN CUSTOMER TASTE.

The markets for our artworks are subject to changing customer tastes and the need to create and market new merchandise.  Demand for artworks is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions.  Because these factors can change rapidly, customer demand also can shift quickly.  Some types of artwork appeal to customers for only a limited time.  The success of new product introductions depends on various factors, including selection and quality, sales and marketing efforts, timely creation of the artworks and delivery and consumer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new artworks to market.  If we were to materially misjudge the market, certain of our artworks may remain unsold.  The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

WE CANNOT BE ASSURED OF THE AMOUNT AND QUALITY OF ARTWORK WE WILL HAVE AVAILABLE FOR SALE, WHICH MAY CAUSE SIGNIFICANT VARIABILITY IN OUR FINANCIAL RESULTS.

The amount and quality of artwork we have available for sale is influenced by a number of factors not within our control. We have limited working capital and therefore expect to maintain low levels of acquired inventory.  Many of the artworks we expect to sell will be secured by us on a consignment basis or through student artists and the availability of paintings from these sources are unpredictable and may cause significant variability in our financial results from period to period.

THE DEMAND FOR ART IS UNPREDICTABLE, WHICH MAY CAUSE SIGNIFICANT VARIABILITY OUR FINANCIAL RESULTS.

The demand for art is influenced not only by overall economic conditions, but also by changing trends in the art market relating to collecting categories and the artists that are most sought after and by the collecting preferences of individual collectors, all of which are difficult to predict and which may adversely impact our ability to obtain and sell artworks, potentially causing significant variability in our financial results from period to period.

THE VALUE OF ART IS SUBJECTIVE AND OFTEN FLUCTUATES, EXPOSING US TO LOSSES IN THE VALUE OF OUR INVENTORY AND SIGNIFICANT VARIABILITY IN OUR FINANCIAL RESULTS.

The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. Accordingly, we are at risk as to the realizable value of art held in inventory.

CERTAIN FACTORS RELATED TO OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND A STOCKHOLDER'S INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

There could be significant volatility in the volume and market price of our Common Stock, and this volatility may continue in the future. Our Common Stock is listed on the over-the-counter Bulletin Board and there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our Common Stock and the relative volatility of such market price.

COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF SHAREHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of March 2, 2011, there were 53,672,708 shares of our Common Stock outstanding, not including 120,000 shares of Common Stock held in Treasury. Also, we have issued warrants and other instruments to acquire 2,199,000 shares of our Common Stock. The average daily trading volume for our stock on the OTC Bulletin Board has been very low.  Sales of substantial amounts of Common Stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of Common Stock at prices that may be below the then current market price of the Common Stock, could adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

YOU’RE OWNERSHIP INTEREST, VOTING POWER AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE MAY TO ISSUE A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK OR SECURITIES CONVERTIBLE OR EXERCISABLE INTO OUR COMMON STOCK.

In the future we may issue shares of Common Stock, options, warrants, preferred stock or other securities exercisable for or convertible into our Common Stock to raise money to expand our business or for other purposes. If additional sales of equity occur, your ownership interest and voting power in us will be diluted and the market price of our Common Stock may decrease.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS, WHICH COULD REQUIRE US TO DIRECT FUNDS AWAY FROM OUR BUSINESS.

Our Certificate of Incorporation provides for the indemnification of our officers and directors.  We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director,  including reasonable  attorneys’  fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company.  Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the continued operation of our business, thereby affecting our ability to attain or maintain profitability.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND DISTRACT OUR MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements place a strain on our systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and in the future will require a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and  maintain the adequacy of our internal controls, as such standards are modified,  supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will have the resources available to do so or that we will be able to do so in a timely fashion.

OUR COMMON STOCK ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 2, 2011, the closing sale price of our common stock was $2.50 per share and, therefore, it is designated a "penny stock." As a "penny stock," our Common Stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

The basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our Common Stock. In addition, the liquidity for our Common Stock may decrease, with a corresponding decrease in the price of our Common Stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

There can be no assurance that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b) (6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

WE HAVE NO INTENTION OF PAYING DIVIDENDS.

We have never declared or paid any cash dividends on our Common Stock.  We currently intend to retain future earnings, if any, for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.             PROPERTIES

We presently operate out of offices in Troy Michigan and an art gallery of approximately 7,567 square feet located at Luzhu Township, Taiwan.  Our telephone number is (586) 530-5605.  The initial term of the lease for the art gallery is two years commencing on August 25, 2010, and provides for base rent of NTD 95,000 per month (approximately $3,040 per month USD). We intend to establish additional corporate facilities and art galleries as we expand our operations.

ITEM 3.             LEGAL PORCEEDINGS

We are not involved in any lawsuit outside the ordinary course of business the disposition of which would have a material effect upon either their results of operations, financial position, or cash flows.

ITEM 4.             (REMOVED AND RESERVED)

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

MARKET FOR OUR COMMON STOCK
AND RELATED
STOCKHOLDER MATTERS

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $.0001 per share (the “Common Stock”).  The Common Stock trades on the OTC Bulletin Board under the symbol UCCC.  Our Class B Common Stock traded on the OTC Bulletin Board (the “OTCBB”) until trading was halted on February 1, 2008.  Quarterly high and low bid prices for our Common Stock were as follows for the quarterly periods indicated:

Quarter Ending:

2009 Calendar Year:

3/31/09	6/30/09	9/30/09	12/31/09
$ 0.70	$0.11-$0.70	$0.11-.$1.00	$0.12-$0.30

2010 Calendar Year:

3/31/10	6/30/10	9/30/10	12/31/10
$2.00 - $2.10	$0.50 - $0.50	$0.50 - $1.00	$0.10 - $2.00

The quarterly highs and lows are not provided with respect to Class B Common Stock because trading of the Class B Common Stock was halted on February 1, 2008 or for our Class A Units, Class B Units, Class Z Warrants and Class W Warrants each of which trade infrequently and sporadically on the OTCBB.

As of March 2, 2011 the last closing bid price for our Common Stock was $2.50 per share.

Security Holders

On the close of business on March 2, 2011, taking into account the 10 for 1 reverse split of our Common Stock, there were 53,672,708 shares of our Common Stock outstanding, not including 120,000 shares of Common Stock held in Treasury, which were held of record by approximately 22 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

DIVIDEND POLICY

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the period commencing October 21, 2010 and ended November 1, 2010 we completed an “off shore” private placement of 50,000,000 shares of our common stock at a price of $0.02 per share generating gross proceeds of approximately $1,000,000 (the “2010 Private Placement”) which transactions are described in our Current Report on Form 8-K filed with the SEC on November 1, 2010.

No brokers or finders were used, and no commissions or other fees have been paid by the Company regarding the sale and issuance of Common Stock described above. The issuances were made in reliance upon Section 4(2), and also with respect to the 2010 Private Placement, Regulation S of the Securities Act of 1933, as amended.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.             SELECTED FINANCIAL DATA

As a smaller reporting Company, we are not required to provide the information required by the item.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended December 31, 2010 we realized a net operating loss of $203,295 as compared to a net operating loss of $54,668 incurred in year ended December 31, 2009. Included in the 2010 loss were operating expenses relating to the operation of our new business of $135,657 as compared to operating expenses of $0.00 during 2009, for which period we had no operations.  These operating expenses include salaries and wages, facilities rent, and amortization of leasehold improvements.

General and administrative expenses incurred were in the amount of $218,009 for the year ended December 31, 2010, compared to $53,157 for the year ended December 31, 2009, an increase of $164,852. The increase in our general and administrative expenses is predominately due to initial expenses related to the start-up of our business including professional fees, consulting fees and fees related to our operations as a public company.

Balance Sheet Discussion

As of December 31, 2010 and December 31, 2009

As of December 31, 2010, our total assets were $1,120,732, total current liabilities were $311,818 and shareholders’ equity was $808,914 compared to $15,575, $12,112 and $(20,537), respectively, as of December 31, 2009.  Current assets at December 31, 2010 were $914,469 including cash and cash equivalents of $377,433 and inventory of $504,000 compared to $15,575, $15,575 and $0, respectively, at December 31, 2009.  Included in total assets as of December 31, 2010 are net fixed assets of $206,263.

As of December 31, 2010, total liabilities were $311,818 consisting of notes payable to shareholders of $200,000, and accounts payable and accrued expenses of $85,848.  At December 31, 2009, total liabilities were $36,112 consisting of accounts payable and accrued expenses of $12,112 and a note payable of $24,000.

The significant increase in liabilities for the twelve months ending December 31, 2010 compared to December 31, 2009 resulted from leasing and opening our art gallery in Taiwan, expenses related to the commencement of our business, and expenses related to equity transactions, loans, and advances from shareholders to fund the foregoing.

The net cash used in our operating activities in the twelve month period ending December 31, 2010 was $(613,297), an increase of $529,980 from that used in the twelve month period ending December 31, 2009.  This net increase in cash used was affected primarily by various items related to our business, including loss from operations, and inventory acquisitions.

Cash and cash equivalents as of December 31, 2010, increased by $361,858, as compared to December 31, 2009.  Net cash provided by financing activities in the twelve month period ended December 31, 2010 was $1,225,688, compared to $56,082 from the twelve  month period ended December 31, 2009, the increase in which primarily  resulted from our 2010 Private Placement, loans and advances from shareholders offset in part by the repayment of a portion thereof.

Liquidity and Capital Resources

As of December 31, 2010, the Company had total assets of $1,120,732 including cash and cash equivalents of $377,433. This compares with assets of $15,575, comprised of cash and cash equivalents as of December 31, 2009. The Company’s current liabilities as of December 31, 2010 totaling $311,818 is primarily  comprised of accrued expenses of $43,878, accounts payable of $41,970 and $225,970 in loans and advances from certain of our stockholders. This compares to the Company’s current liabilities as of December 31, 2009 of $12,112, comprised of accrued expenses of $12,112.

On July 23, 2010, two shareholders, one of which is, David Chen-Te Yen, our President and Chairman of our Board of Directors, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen) which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds has been used to initiate out new business plan.

During the period commencing October 21, 2010 and ended November 1, 2010 we completed an “off shore” private placement of 50,000,000 shares of our common stock at a price of $0.02 per share generating gross proceeds of approximately $1,000,000 (the “2010 Private Placement”). In order for us to implement our entire business plan, depending on the results of our operations, we may need to raise additional capital, which there is no assurance can be accomplished.

Critical Accounting Policies

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Investments, Net Income (loss) Per Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in Note 3 to our audited financial statements included herein.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.  Currency and exchange rate fluctuations will directly effect and may negatively impact our financial results and our operational results since we operate in foreign countries.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by this item is set forth beginning on page F-1 and is incorporated herein by reference.

ITEM 9.             CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCORDING AND FINANCIAL DISCLOSURE

On October 11, 2010, we dismissed Gruber & Company, LLC (“Gruber”) as our independent certified public accountants. The decision was approved by our Board of Directors.

The report of Gruber on the Company’s financial statements for its fiscal year ended December 31, 2009.  During the Company’s fiscal year ended December 31, 2009 and the subsequent interim periods preceding the termination, there were no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gruber would have caused Gruber to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

The resignation of Gruber and the appointment of Yichien Yeh, CPA of Oakland Gardens (“Yeh CPA”) as our independent registered public accounting firm were approved by our Board of Directors and reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 12, 2010.

We provided Gruber with a copy of the disclosure in our Form 8-K reporting the dismissal of Gruber and Gruber furnished the SEC with a letter stating its agreement with our statements in Item 4.01(a) of that Current Report on Form 8-K, which letter was filed as Exhibit 16.1 to that Form 8-K.

Effective October 11, 2010, Yeh CPA was engaged as our new independent registered accounting firm.  During the two most recent fiscal years and the interim period preceding the engagement of Yeh CPA, we have not consulted with Yeh CPA regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a) (1) (iv) of Item 304 of Regulation S-K.

ITEM 9A.          CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010 our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item  9A  (T).   CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit reparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We experienced a change in control on June 30, 2010, both at the stockholder and director levels as the result of the purchase of 35,095,100 (pre-reverse split) shares of our Common Stock, approximately 95.6 percent of our Common Stock which was issued and outstanding on that date, by 8 persons and the simultaneous reconstitution of our Board of Directors (collectively, the “Transactions”). On June 30, 2010, upon the closing of the Transactions, pursuant to the terms of a stock purchase agreement executed in connection with the sale and purchase of the subject shares (the “SPA”), our board of directors, which then consisted of Ralph Sheridan, Paul Sonkin and John Mallon, appointed David Chen-Te Yen, Wan-Fang Liu, Tzu-Yung Hsu, Ming-Cheng Lin, Syuan-Jhu Lin and Parsh Patel to our board of directors, effective upon the resignation of Ralph S. Sheridan, Paul Sonkin and John C. Mallon as members of our board of directors.  David Chen-Te Yen and Parsh Patel were appointed to serve as Class I members of the Board of Directors of the Company.  Syuan-Jhu Lin and Wan-Fang Liu were appointed to serve as Class II members of the Board of Directors of the Company. Tzu Yung Hsu was appointed to serve as a Class III member of the Board of Directors of the Company.

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

Our new Board of Directors appointed David Chen-Te Yen as our President and the Chairman of our board of directors and Parsh Patel as our Chief Executive Officer and Secretary.  I-Kai Su was subsequently appointed our Chief Financial Officer.

The biographies of our Directors and Executive Officers are as follows:

Name	Age	Positions and Offices

Mr. David Chen-Te Yen	45	President, Chairman and Director
11th FL, 185
Ming Yo 11 Street
Tao Yuan, Taiwan

Mr. Parsh Patel	57	Chief Executive Officer, Secretary;
43677 Nebel Trail,		and Director
Clinton Township,
Michigan 48083

Mr. I-Kai Su	30	Chief Financial Officer
No.5, Ln3, Jinlong Rd.
Longtan Township
Tao Yuan, Taiwan

Ms. Syuan-Jhu Lin	50	Director and Taiwan Branch Office
8 FL-2, 116 Liu Chuan		Assistant Manager
East Road, Sec. 2
Taichung, Taiwan

Ms. Wan-Fang Liu	44	Director
11th FL, 185,
Ming Yo 11 Street
Tao Yuan, Taiwan

Mr. Tzu-Yung Hsu	40	Director and Taiwan Branch Office Manager
Tzu-Yung Hsu
81, Fu Shan Street
Tao Yuan, Taiwan

Mr. David Chen-Te Yen has been our President and the Chairman of our Board of Directors since June 30, 2010.  Since July, 2007, Mr. Yen  has served as the Chief Executive Officer  ( Asian Division) of  Mineral Mining Corporation (a Colorado Public company listed on the Frankfurt Exchange) where his responsibilities include overseeing the company’s Asian operations, including merger and acquisitions, business development, planning, and administration. From 2003-2007 , Mr. Yen  served as the Chief Executive Officer of  De Yi Biotech Ltd., which  manufactures  environmental friendly containers and kitchen equipment (disposable bowls and dishes, etc.).   In addition to his responsibilities for day to day operations of the Company, Mr. Yen focused on   business development and research and development. From 1992-2003,  he  served as the  Chief Operating Officer of  Long Yen Funeral Services, which is the  largest crematory company in Taiwan, where he was responsible for the day to day operations of the  company. Mr. Yen was awarded a B. S. Degree from Taipei College of Maritime Technology. Mr. Yen has significant business connections in both the United States and East Asia which should be helpful to the Company in the future.

Mr. Parsh Patel has been our Chief Executive Officer and member of our Board of Directors since June 30, 2010.  Since 2008, Mr. Patel has served as Chief Technical Director of Android Inc. in Auburn Hills, Michigan.   From 2005 to 2008, he served as Chief Technical Officer of Avanti Systems, Inc. and while stationed in Taipei Taiwan and in ShangHai China he was responsible for manufacturing quality control and sequenced delivery.  Mr. Patel has over 20 years of business and system development and analyses experience with an emphasis on the design, development, and deployment of large-scale real-time transaction processing systems and applications.   Mr. Patel was awarded a B.S. in Chemistry and Mathematics from Grand Valley State University in 1975.  Mr. Patel has substantial experience in IT which should be helpful to the Company in the future.

Ms. Syuan-Jhu Lin has been a member of our Board of Directors since June 30, 2010.  Ms. Lin serves as the assistant manager of the branch office we recently formed in Taiwan. Since 2004, Ms. Lin   has served as the Chief Executive Officer of Espoir Nature, Inc., a cosmetic and herbal medicine company based in Taiwan where she is responsible for the day to day operations of the company.  She was awarded a B.S. in accounting from National Open University in Taiwan.  Ms. Lin’s experience in with day to day business operations should be helpful to the Company in the future.

Ms. Wan-Fang Liu has been a member of Board of Directors since June 30, 2010. Since 2004, Ms. Liu has served as the President of Natural Beauty Inc. of ShenZhen, China. Ms. Liu is in charge of the day to day operations of this company whose main products are cosmetics and other beauty products. The company,   headquartered in   Hong Kong, is a public company listed on the Hong Kong exchange.  Ms. Liu’s experience with day to day business operations should be helpful to the Company in the future.

Mr. Tzu-Yung Hsu has been a member of Board of Directors since June 30, 2010. Mr. Hsu serves as the manager of the branch office we recently formed in Taiwan. Since 1998, Mr. Hsu has served as the Chief Executive Officer of Guo-Xun Marketing Consultant, Inc. The main focus of the company is web design, IT services, marketing and consulting for small to medium sized companies from various industries in Taiwan.  Mr. Hsu’s business experience, particularly in sales and marketing, should be helpful to the Company in the future.

Mr. I-Kai Su has been our Chief Financial Officer since October 11, 2010. From 2009 to July 2010, Mr. Su served as Financial Officer of Minerals Mining Co., Ltd., Asia division, where his responsibilities included banking, other financial activities, and client relationships. From June 2008 to February 2009, Mr. Su served as stock broker for IBT Securities. From January 2008 to February 2008, Mr. Su served as a loan officer for Cathay United Bank where his responsibilities included marketing of loans, credit cards, funds, and insurance. From March 2007 through December 2007, Mr. Su worked for Nan-Shan Life Co., as an insurance officer proving advice to clients with respect to investment linked insurance products, life insurance and other insurance related products.  Prior to that, Mr. Su attended the University of Wollongong from which he was awarded a Masters Degree in Finance. While pursing his education, Mr. Su worked part time in the real estate field doing market research and monitoring real estate investment possibilities in Australia for Lou Yin Zhen Land and Law Agent Office.

The following consultants make a significant contribution to the Company’s business.

Mr. Yung Chien Wu has been our Chief Art Consultant since August 1, 2010. From 2006 to July 2010, Mr. Wu has served as representative of Yoken Corporation Identity Co., Ltd. in Shang-Hai (a consulting firm specializing in creation and maintenance of corporate branding and images) where his responsibilities included overseeing the firm’s operations, planning, and administration.  From 2004-2005, Mr. Wu served as an adviser to MD Corporation Identity Co., Ltd. where his responsibilities included brand management and developing and maintaining the corporation’s image.  He also was responsible for specific projects.  Mr. Wu also owns and operates a consulting firm, Yong Jian Corporate Image Planning & Consulting Ltd.  Mr. Wu designed “Hai-Bao” the mascot of the Shanghi Expo, the 2010 world’s fair.  Mr. Wu has also taught art and design in several well-know universities in China. Through teaching, Mr. Wu has developed relationships with university staff and many up and coming young artists. Mr. Wu is well known designer and artist in mainland China and Taiwan.

Mr. Yuan-Hao Chang, has been our Public Relation Consultant since June 30, 2010.  Because he travels a great deal, he also coordinates some of the Company’s activities on behalf of the Company’s officers and Board of Directors.  Mr. Chang is an entertainer well known as an actor and singer in Taiwan and mainland China.  Since 2007, Mr. Chang has been the host of a weekly television show in Taiwan.  Mr. Chang has many connections in the art and entertainment industries which we expect will be of assistance to us.

INFORMATION CONCERNING THE BOARD OF DIRECTORS, BOARD COMMITTEES AND CORPORATE GOVERNANCE

BOARD COMPOSITION

Our Board of Directors consists of five (5) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, David Chen-Te Yen, Parsh Patel, Syuan-Jhu Lin and Tzu-Yung Hsu would not be considered independent as they also serve as either executive officers or employees of the Company. Our director Wan-Fang Liu would be considered independent. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

COMMITTEES OF THE BOARD

Since the Company's Common Stock is quoted on the OTC Bulletin Board, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate actions during the fiscal year ended December 31, 2010 by the unanimous written consent of its members, in the absence of formal board meetings.  Holders of the Company’s securities can send communications to the board via mail or telephone to the President at the Company’s principal executive offices.  The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this Information Statement.

FAMILY RELATIONSHIPS

None.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file report of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).  Directors, executive officers and beneficial owners of more than 10 percent of the Company’s Common Stock are required by SEC regulations to provide the Company with copies of all Section 16(a) forms that they file.  Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that each current officer, director and beneficial owner of 10 percent or more of the Company’s securities filed a Form 3 with the SEC and has reported on Form 4 changes of ownership since such filing and that all of such persons has complied with the Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 209 E. Big Beaver Road, Suite 200, Troy, MI 48083.

ITEM 11.           COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended December 31, 2010 and 2009, respectively, certain compensation awarded or paid to, or earned by, our prior President and Chief Executive Officer (the "Named Executive Officer”).

None of our executive officers earned more than $100,000 in salary and bonus for the 2010 or 2009 fiscal years. We did not grant options to acquire shares of our Common Stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAMED EXECUTIVE OFFICERS

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)		BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Parsh Patel (1) Chief Executive Officer, Secretary and Director	2010	$	$13,500	$—	$—	$—	$13,500
Ralph Sheridan	2010		$—	$—	$—	$—	$—
President; Chief Executive Officer; Secretary and Director (2)	2009		$—	$—	$—	$—	$—

(1)       Mr. Patel has served as our Chief Executive Officer since the consummation of the Transaction on June 30, 2010.

(2)       Mr. Sheridan served as our President until the consummation of the Transaction on June 30, 2010.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 and 2009 by members of board of directors.

		Fees	Stock	Option (5)	Non- Equity Incentive	Non-qualified Deferred Comp	All other	Total
David Chen-Te Yen	2010 2009						— —	— —

Parsh Patel (1)	2010 2009						13,500	13,500

Syuan-Jhu Lin (1)	2010 2009						10,000	10,000

Wan-Fang Liu	2010 2009						— —	— —

Tzu-Yung Hsu (1)	2010 2009						10,000	10,000

Ralph Sheridan (2)	2010 2009						—	—

(1)           The compensation listed herein relates to services rendered to the Company by the named individuals unrelated to their services as members of the Company’s Board of Directors.

(2)           Mr. Sheridan served as our President, Chief Executive Officer and a director until the consummation of the Transaction on June 30, 2010.

INCENTIVE PLANS

We have not adopted a stock incentive or similar plan.

PENSION BENEFITS

There were no pension benefit plans in effect in 2010 or 2009.

NONQUALIFIED DEFINED CONTRIBURTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2010 or 2009.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officer, or any other person options to purchase shares in fiscal 2010 or 2009.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our Common Stock during fiscal 2010 or 2009.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Su, our Chief Financial Officer, and Mr. Hsu and Ms. Lin who serve as the manager and assistant manager of the branch office we recently formed in Taiwan. We have entered into employment agreements with each of our other employees, other than Parsh Patel our Chief Executive Officer.  Each of these agreements may be terminated on 30-days notice by either party.  The highest fixed salary paid to any employee of the Company is $4,500 per month.

DIRECTOR COMPENSATION

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such services.   We may issue shares of our Common Stock or options to acquire shares of our Common Stock to members of our Board of Directors in consideration for their services as members of our Board of Directors.  We do expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRETORS AND EXECUTIVE OFFICERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 2, 2011, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5 percent of our outstanding Common Stock, (ii) our Directors, (iii) our named executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 53,672,708 shares of Common Stock issued and outstanding at March 2, 2011, without taking into account 120,000 shares of Common Stock held in Treasury, plus, as to the holder thereof only and no other person, the number of shares of Common Stock which may be acquired on conversion of our preferred stock or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of March 2, 2011 by that person.

Name and Address of Beneficial Owner	Number of Shares of Beneficial Owner	Percent of Class

5 percent or Greater Stockholders:

David Chen-Te Yen (1) 11th Fl, 185, Ming Yo, 11th Street Tao Yuan, Taiwan	22,570,000	42.1%

Parsh Patel (2) 2095 E. Big Beaver Road Suite 200 Troy, MI 48083	110,000	* %

Syuan-Jhu Lin (3) 11th Fl, 185, Ming Yo, 11th Street Tao Yuan, Taiwan	1,650,000	3.0%

Wan-Fang Liu (4) 11th Fl, 185, Ming Yo, 11th Street Tao Yuan, Taiwan	1,650,000	3.0%

Tzu Yung Hsu (5) 81, Fu Shan Street Tao Yuan, Taiwan	1,650,000	3.0%

I-Kai Su (6) No.5, Ln3, Jinlong Rd. Longtan Township Tao Yuan, Taiwan	-0-	-0-

All directors and executive officers as a group (6 persons):	27,630,000	51.5%

*	Less than 1 percent.

(1)	David Chen-Te Yen is the Company’s President and Chairman of the Board.

(2)	Parsh Patel is the Company’s Chief Executive Officer, Secretary and a Director.

(3)	Syuan-Jhu Lin is a Director of the Company and serves as the assistant manager of our branch office in Taiwan.

(4)	Wan-Fang Liu is a Director of the Company.

(5)	Tzu Yung Hsu is a Director of the Company and serves as the manager of our branch office in Taiwan.

(6)	I-Kai Su is the Company’s Chief Financial Officer.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 12, 2009, the Company, received loans in the aggregate amount of $24,000, of $6,000 from each of Ralph Sheridan (an officer and director of the Company until June 30, 2010), William McCluskey (an owner of more than 5 percent of our Common Stock until June 30, 2010), Hummingbird Value Fund, LLP (affiliated with an owner of more than 5 percent of our Common Stock until June 30, 2010) and FI Investment Group, LLC (an owner of more than 5 percent of our Common Stock until June 30, 2010)(the “Noteholders”).  The Company issued promissory notes (the “Notes”) to each of the Noteholders, pursuant to which the principal amounts thereunder accrued interest at an annual rate of 10 percent, and such principal and all accrued interest was due and payable on or before the earlier of (i) May 12, 2017 or (ii) the date the Company consummated a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  The Notes were cancelled upon the closing of the Transactions.

On July 23, 2010, two stockholders, one of which, David Chen-Te Yen owns approximately 42.1 percent of our Common Stock, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen)which amounts are evidenced by demand promissory notes bearing interest at the rate of 8 percent per annum, compounded daily.  The loan from Mr. Yen was repaid in December, 2010; interest due on the loan of $8,482 remained outstanding on December 31, 2010.

Each member of our Board of Directors (two of which Mr. Patel and Mr. Yen are also executive officers of the Company) acquired shares or our Common Stock in our 2010 Private Placement as follows: (i) David Chen-Te Yen, 20,000,000 shares for $400,000, (ii) Parsh Patel, 100,000 shares for $2,000, (iii) Syuan-Jhu Lin, Wan-Fang Liu and Tzu Yung Hsu, 1,500,000 shares for $30,000.

We have entered into an employment agreement with Mr. Su, our Chief Financial Officer, and Mr. Hsu and Ms. Lin who serve as the manager and assistant manager of the branch office we recently formed in Taiwan. Each of these agreements may be terminated on 30-days notice by either party.

We paid compensation to three of our directors during 2010, which information is disclosed herein in the chart appearing under the caption “Director Compensation”.

Review, approval or ratification of transactions with related persons

Currently, we do not have formal policies and procedures for the review, approval, or ratification of transactions with related persons.  However, our board carefully reviews all transactions between the Company and related persons to determine whether the relationship is in the best interest of the Company and that the terms of any agreement are no less favorable to the Company then they would be if the relationship was with an unrelated third party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Our Board of Directors consists of five (5) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, David Chen-Te Yen, Parsh Patel, Syuan-Jhu Lin and Tzu-Yung Hsu would not be considered independent as they also serve as either executive officers or employees of the Company. Our director Wan-Fang Liu would be considered independent. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

Item 14.          Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, Yichien Yeh, CPA (“Yeh CPA”), and its predecessor Gruber and Company, LLC (“Gruber”) considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountants. Our Board did not delegate these responsibilities. During 2010 our Board of Directors and during 2009 the Board of Directors of Good Harbor pre-approved 100% of the services described below.

During fiscal year 2010 and fiscal year 2009, the aggregate fees which we paid to or were billed by Yeh CPA and Gruber for professional services were as follows:

Yeh CPA
Year Ended December 31, 2010

Audit Fees – (1)	$14,000
Audit-Related Fees (2)	-0-
Tax Fees (3)	-0-
All Other Fees
Total	$14,000

	Gruber
	Year Ended December 31,
	2010	2009

Audit Fees – (1)	$7,250	$6,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0
Total	$7,250	$6,000

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2) Fees, if any, for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3) Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

Item 15.  Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

1.   Financial Statements

Our financial statements required by this Item are submitted in a separate section beginning on page F-1 of this Report.

2.   Financial Statement Schedules:

None

3.   Exhibits

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

***3.1	Amended and Restated Certificate of Incorporation

**3.2	By-laws

****3.3	Certificate of Amendment of Certificate of Incorporation filed August 27, 2010

****10.1	Lease Agreement dated August 25, 2010 between the Company and the landlord with respect to the art gallery located in Luzhu Township, Taiwan.

****10.2	Contract of sale dated August 20, 2010 between the Company and Cheng Ban Interior Design Ltd. with respect to furniture and fixtures and other items to be used in the gallery.

****10.3	Contract of sale dated August 20, 2010 between the Company and Mr. Yung Chien Wu for the purchase of seven paintings.

****10.4	Consignment Sale Agreement dated August 1, 2010 between the Company and Mr. Yung Chien Wu with respect to ten paintings.

****10.5	Form of Employment Agreement between the Company and various employees.

*14	Code of Ethics

****16.1	Letter from Accountants.

*31.1	Certification of Parsh Patel, Chief Executive Officer and Secretary.

*31.2	Certification of I-Kai Su, Chief Financial Officer.

*32.1	Certification of Parsh Patel, Chief Executive Officer and Secretary, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of I-Kai Su, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
UAN Cultural & Creative Co., Ltd.

We have audited the accompanying balance sheet of UAN Cultural & Creative Co., Ltd. (formerly Good Harbor Partners Acquisition Corp.)  (the “Company”) as of December 31, 2009 and the related statements of operations, stockholders’ equity and cash flows for the year ended  December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Cultural & Creative Co., Ltd. (formerly Good Harbor Partners Acquisition Corp.) as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake Saint Louis, Missouri

March 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of UAN Culture and Creative Co, Ltd.

We have audited the accompanying balance sheet of UAN Culture and Creative Co, Ltd. as of December 31, 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Culture and Creative Co, Ltd. as of December 31, 2010, and the results of operations and cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Yichien Yeh, CPA
Oakland Gardens, N.Y.
March 1, 2011

UAN Cultural & Creative Co., Ltd.

Balance Sheets

	As of	As of
	December 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$377,433	$15,575
Inventory	504,000	-
Advance to officers and shareholders (Note 9)	28,036	-
Other assets	5,000	-
Total current assets	$914,469	$15,575

Fixed assets, net	206,263	-

Total assets	$1,120,732	$15,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$41,970	$-
Accrued expenses (Note 9)	43,878	12,112
Demand Note Payable to shareholders (Note 9)	200,000	-
Advances from Director and shareholders (Note 9)	25,970	-

Total current liabilities	311,818	12,112

Long Term Promissory Notes Payable (Note 6)	0	24,000

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 53,672,708 and 3,672,708 shares issued and outstanding on December 31, 2010 and 2009, respectively.	5,367	367
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,078,134	2,050,388
Deficit accumulated	(2,244,587)	(2,041,292)
Treasury Stock, 120,000 common shares	(30,000)	(30,000)

Total stockholders' equity (deficit)	808,914	(20,537)

Total liabilities and stockholders' equity	$1,120,732	$15,575

See Notes To Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Operations

	For the year ended
	December 31, 2010	December 31, 2009

Revenue	$166,944	$-

Operating expenses:
Operating expenses	135,657	-
General & administrative expenses (Note 4 and 5)	218,009	53,157
Interest expense	16,573	1,511

Loss from operations	(203,295)	(54,668)

(Loss) before provision for income taxes	(203,295)	(54,668)

Provision for income taxes (Note 4)	-	-

Net (Loss)	$(203,295)	$(54,668)

Accretion relating to Class B common stock subject to conversion	-	-

Net (Loss) attributable to common stockholders	$(203,295)	$(54,668)

Weighted average Class B common shares outstanding subject to conversion, basic and diluted	-	-

Net (Loss) per Class B common share subject to conversion, basic and diluted	$-	$-

Weighted average number of common shares outstanding, basic and diluted	12,636,106	595,010

Net (Loss) per share, basic and diluted	$(0.02)	$(0.09)

See Notes To Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Stockholders Equity (Deficit)

					Additional
	Common Stock		Common Stock, Class B		Paid -In	Treasury	Earnings (deficit)
	Shares	Amount	Shares	Amount	Capital	Stock	accumulated	Total
Balance, December 31, 2007	192,708	$7	10,580,000	$1,058	$1,749,690	$	$(1,664,829)	$85,926

Net loss for the period	-	-	-	-	-		(183,252)	(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)	-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-	(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	240,000	24			119,976			120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	240,000	24			119,976			120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-	-

Balance, December 31, 2008	672,708	$55	-	$-	$1,990,700	$	$(1,986,625)	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)	(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	120,000	12	-	-	29,988	-	-	30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	3,000,000	300	-	-	29,700	-	-	30,000
Repurchase of common shares - 120,000 shares (Note 7)	(120,000)	-	-	-		(30,000)	-	(30,000)

Balance, December 31, 2009	3,672,708	$367	-	$-	$2,050,388	$(30,000)	$(2,041,292)	$(20,537)

Net loss for the period							(203,295)	(203,295)
Sale of common shares - Proceeds of $999,718 (Note 7)	50,000,000	5,000			994,718			999,718
Capital contribution - cancellation of notes payable and accrued expense					33,028			33,028

Balance, December 31, 2010	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,244,587)	$808,914

See Notes to Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Cash Flows

	For the year ended December 31, 2010	For the year ended December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(203,295)	$(54,667)
Amortization expense	44,271	-
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Fund	-	-
Income related to stock repuchase	-	(2,082)
Accrued expenses converted to capital	9,027	-
Changes in operating assets and liabilities:
(Increase) in other current assets	(33,036)	-
(Increase) in inventory	(504,000)	-
Increase (decrease) in accounts payable & accrued expenses	73,736	(26,568)

Net cash used in operating activities	(613,297)	(83,317)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of leasehold improvements and equipment	(250,533)	-

Net cash used in investing activities	(250,533)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Notes	-	24,000
Proceeds from the issuance of common stock	999,718	60,000
Procceds from demand notes payable	500,000	-
Advances from shareholders	25,970	-
Repayment of Demand Notes Payable	(300,000)	-
Repurchase of Treasury Shares	-	(27,918)

Net cash provided by financing activities	1,225,688	56,082

Net increase (decrease) in cash and cash equivalents	361,858	(27,235)

Cash and cash equivalents
Beginning of period	15,575	42,810

End of period	$377,433	$15,575

Supplemental disclosure of non-cash financing activities:

Interest paid	$-	$-

Cancellation of Convertible Notes	$24,000	$-

Repurchase of 120,000 common shares	$-	$27,918

See Notes To Financial Statements

UAN CULTURAL & CREATIVE CO., LTD.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

Under the direction of our new Board of Directors, the Company has initiated a business involving the sale and appraisal of authentic and high quality works of art, including paintings, sculptures, and antiques initially in Taiwan. On August 27, 2010 the company approved the change of its name to UAN Cultural & Creative Co., Ltd. In addition, amendments of the company’s Amended and Restated Certificate of Incorporation were approved to effect a ten-for-one reverse split of the issued and outstanding shares of common stock and to repeal a provision which prohibits stockholders of the Company from taking any action by written consent in lieu of a meeting.

NOTE 2—OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 575,000 Series A Units and 5,290,000 Series B Units at a price of $8.50 and $10.10 per unit pre reverse split, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants (a “Class W Warrant”).

The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The class W Warrants will expire on March 7, 2011. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $75.00 per share and $87.50 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units.

The exercise price and number of shares of Common Stock issuable on exercise of the Class W warrants and Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the 1 for 10 reverse split of the Company’s Common Stock affected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class W and Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class W warrants and Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

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

NET LOSS PER SHARE —Net (loss) per share is computed based on the weighted average number of shares of common stock and, prior to its redemption, Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net (loss) per share.

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

FIXED ASSETS– Leasehold improvements are recorded at cost and are amortized over the length of the lease which is a two year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a three to five year period. Details of balance of fixed assets at December 31, 2010 are as follows:

	December 31, 2010	December 31, 2009
Leasehold Improvements	$250,000	$-
Machinery & Equipment	534	-
	250,534	-
Accumulated Depreciation & Amortization	44,271	-
Net Fixed Assets	$206,263	$-

INVENTORY – Consists principally of finished art pieces held for sale. These are recorded at the lower of cost or net realizable value at December 31, 2010.

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

SEGMENT REPORTING — The company reports all operations under one business segment, the sale of works of art. No single customer accounted for more than 10% of the company’s revenues. Year 2010 operations were conducted principally in Taiwan.

FOREIGN CURRENCY TRANSLATIONS — The company’s functional currency is US dollars. Since commencing operations in July 2010, no material currency gain or loss has been realized or unrealized.

NEW ACCOUNTING PRONOUNCEMENTS — The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

FASB issued ASU 2010-9 Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements in February 2010 ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements in January 2010 ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

NOTE 4—TAXES

Income Taxes
The Company has cumulative tax losses of approximately $2.2 million which are not likely to be fully realized and consequently a full valuation allowance has been established relating to such deferred tax assets.

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

Franchise taxes incurred in the State of Delaware of $1,125 and $306 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5—COMMITMENTS

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

Operating Leases
In August 23, 2010 the company entered into two year a real estate lease for it’s initial gallery location. Rental expense under this agreement was $13,062 in the year ended December 31, 2010. Future aggregate rent payments will be as follows:

Year	$
2011	$35,600
2012	23,000
$58,600

NOTE 6—PROMISSORY NOTES – STOCKHOLDERS

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

On July 23, 2010, two shareholders, one of which, David Chen-Te Yen which at the time owned approximately 71.5% of our common stock, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen)which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. On December 3, 2010, $300,000 of these demand notes were repaid.

NOTE 7—CAPITAL STOCK

Preferred Stock
The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock
The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 80,000,000 to 100,000,000 on August 27, 2010. This amendment also affected a 1 for 10 Reverse Split of the Company’s Common Stock. As a result of the Reverse Split, as of September 30 2010, there are 3,672,708 shares of the Company's common stock issued and outstanding and 120,000 shares of common stock held in treasury.

On November 1, 2010 the Company completed an “off-shore” private offering of its common stock (par value $.0001 per share) to investors who qualify as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of December 31, 2010, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

On June 18, 2009 the Company raised $30,000 through the sale of 1,200,000 pre-Reverse Split shares of common stock at a face value of $0.025 per share and a par value of $.0001 per share. The Company applied these funds to the repurchase of common shares noted below.

On June 18, 2009 the Company repurchased an aggregate of 1,200,000 pre-Reverse Split shares of its common stock, par value of $.0001 per share from HCFP Brenner Holdings, LLC for an aggregate purchase price of $30,000. Payment of $27,918 ($30,000 net of expenses) related to this repurchase was made in July 2009. These 120,000 post-Reverse Split shares are now held as treasury shares at December 31, 2010.

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

•
71,000 shares of Common Stock underlying the outstanding IPO underwriter’s purchase option. The terms of this option, which we refer to as the “Underwriter’s Purchase Option,” are described in more detail below.

Class W Warrants
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

NOTE 9 — RELATED PARTIES

At December 31, 2010 the company had advanced to Mr. Parsh Patel (Chief Executive Officer and shareholder of the company) $28,036 (on a non-interest bearing basis) to initiate US operations. The company expects this amount to be expended in supporting expansion activities in 2011.

At December 31, 2010 David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) had advanced the company $25,970 (on a non-interest bearing basis) to support the initial Taiwan operations. Repayment is due upon demand.

In July 2010 Mr. David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) loaned the company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 (Included in accrued expenses) remains unpaid at December 31, 2010.

In July 2010 Mr. Yuan-Ho Chang (Shareholder and consultant to the company), loaned the company $200,000 in demand notes bearing interest at 8%. The related accrued interest of $6,882 (Included in accrued expenses) is unpaid at December 31, 2010.

NOTE 10 — SUBSEQUENT EVENTS REVIEW

The Company has evaluated all subsequent events through March 7, 2011.

. NOTE 11 – UNAUDITED QUARTERLY FINANCIAL DATA

Financial data for the years ended December 31, 2010 and 2009:

	For The Three Month Period Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$-	$-	$24,996	$141,948
Operating expenses:
Operating expenses	-	-	48,124	95,012
General & administrative expenses	3,821	22,634	112,957	71,117
Interest expense	605	605	7,342	8,022
Loss from operations	(4,426)	(23,239)	(143,427)	(32,203)
Interest income	-	-	-	-
(Loss) before provision for income taxes	(4,426)	(23,239)	(143,427)	(32,203)
Provision for income taxes	-	-	-	-
Net (Loss)	$(4,426)	$(23,239)	$(143,427)	$(32,203)
Weighted average number of common shares outstanding, basic and diluted	3,595,010	3,595,010	3,595,010	40,261,677
Net (Loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.00)

	For The Three Month Period Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenue	$-	$-	$-	$-
Operating expenses:
Operating expenses	-	-	-	-
General & administrative expenses	16,186	6,849	9,028	21,093
Interest expense	-	303	604	604
Loss from operations	(16,186)	(7,152)	(9,632)	(21,697)
Interest income	-	-	-	-
(Loss) before provision for income taxes	(16,186)	(7,152)	(9,632)	(21,697)
Provision for income taxes	-	-	-	-
Net (Loss)	$(16,186)	$(7,152)	$(9,632)	$(21,697)
Weighted average number of common shares outstanding, basic and diluted	595,010	595,010	595,010	595,010
Net (Loss) per share, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.04)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2011

UAN CULTURAL & CREATIVE CO., LTD.

	By:	/s/ Parsh Patel
Parsh Patel Chief Executive Officer and Secretary

By:	/s/ I-Kai Su
I-Kai Su Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 3, 2011 in the capacities indicated.

Signature	Capacity

/s/ Parsh Patel	Chief Executive Officer and Secretary
Parsh Patel	(Principal Executive Officer)

/s/ I-Kai Su	Chief Financial Officer
I-Kai Su	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David Chen-Te Yen	President, Chairman and Director
David Chen-Te Yen

/s/ Syuan-Jhu Lin	Director and Taiwan Branch Office
Syuan-Jhu Lin	Assistant Manager

/s/ Wan-Fang Liu	Director
Wan-Fang Liu

/s/ Tzu-Yung Hsu	Director and Taiwan Branch Office
Tzu-Yung Hsu	Manager

EXHIBIT INDEX

Exhibit Number	Description

***3.1	Amended and Restated Certificate of Incorporation

**3.2	By-laws

****3.3	Certificate of Amendment of Certificate of Incorporation filed August 27, 2010

****10.1	Lease Agreement dated August 25, 2010 between the Company and the landlord with respect to the art gallery located in Luzhu Township, Taiwan.

****10.2	Contract of sale dated August 20, 2010 between the Company and Cheng Ban Interior Design Ltd. with respect to furniture and fixtures and other items to be used in the gallery.

****10.3	Contract of sale dated August 20, 2010 between the Company and Mr. Yung Chien Wu for the purchase of seven paintings.

****10.4	Consignment Sale Agreement dated August 1, 2010 between the Company and Mr. Yung Chien Wu with respect to ten paintings.

****10.5	Form of Employment Agreement between the Company and various employees.

*14	Code of Ethics

****16.1	Letter from Accountants.

*31.1	Certification of Parsh Patel, Chief Executive Officer and Secretary.

*31.2	Certification of I-Kai Su, Chief Financial Officer.

*32.1	Certification of Parsh Patel, Chief Executive Officer and Secretary, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of I-Kai Su, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.