Form 10-Q
period 2011-03-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2011-05-16
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	Number)

1021 Hill Street, Suite 200
Three Rivers, MI 49093
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,595,010 shares of common stock, par value $.0001 per share, outstanding as of May 12, 2011.

UAN CULTURAL & CREATIVE CO., LTD.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	C Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

	C Condensed Statements of Operations for the three months ended March 31, 2011 and 2010	4

	C Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2010 (audited) and the three months ended March 31, 2011 (unaudited)	5

	C Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		24

UAN CULTURAL & CREATIVE CO., LTD
Balance Sheets

	As of	As of
	March 31, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$512,685	$377,433
Inventory	504,000	504,000
Advance to officer & shareholder (Note 9)	-	28,036
Other assets	42,810	5,000
Total current assets	$1,059,495	$914,469

Fixed assets, net	175,585	206,263

Total assets	$1,235,080	$1,120,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$32,233	$41,970
Accrued expenses (Note 9)	108,425	43,878
Demand Note Payable to shareholder (Note 9)	200,000	200,000
Advances from director & shareholder (Note 9)	31,464	25,970

Total current liabilities	372,122	311,818

Long Term Promissory Notes Payable (Note 6)	-	-

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 53,672,708 shares
issued and outstanding on both March 31, 2011
December 31, 2010.	5,367	5,367
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Additional paid-in-capital	3,078,134	3,078,134
Deficit accumulated	(2,189,757)	(2,244,587)
Accumulated other comprehensivce income(loss)	(786)	-
Treasury Stock, 120,000 common shares	(30,000)	(30,000)

Total stockholders' equity	862,958	808,914

Total liabilities and stockholders' equity	$1,235,080	$1,120,732

See Notes To Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
Statement of Operations

	For the three months ended
	March 31, 2011	March 31, 2010

Revenue	$316,882	$-

Cost Of Sales	38,844	-

Gross Margin	$278,038	$-
Operating expenses:
Operating expenses	142,905	-
General & administrative expenses (Note 4 and 5)	52,164	4,426
Interest expense	4,001	-

(Loss) from operations	78,968	(4,426)

Interest income	56	-

(Loss) before provision for income taxes	79,024	(4,426)

Provision for income taxes (Note 4)	24,194	-

Net (Loss)	$54,830	$(4,426)

Weighted average number of common shares outstanding, basic and diluted	53,552,708	3,595,010

Net (Loss) per share, basic and diluted	$0.00	$(0.00)

See Notes To Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
Statement of Stockholders Equity (Deficit)

					Additional			Accumulated Other
	Common Stock		Common Stock, Class B		Paid -In	Treasury	Earnings (deficit)	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	accumulated	Income (Loss)	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-		$-	$-	$-

Issuance of Common Stock to initial stockholder	10	-	-	-	500		-		500
Value of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500		-		247,500
Net loss	-	-	-	-	-		(10,461)		(10,461)

Balance, December 31, 2005	10	-	-	-	248,000		(10,461)	-	237,539

Sale of 575,000 Series A Units, 5,290,000 Series B Units through public offering net of underwriter's discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion	115,000	12	10,580,000	1,058	44,250,128		-		44,251,198

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		-		100

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(264,156)		-		(264,156)

Net income	-	-	-	-	-		905,501		905,501

Balance, December 31, 2006	115,010	12	10,580,000	1,058	44,234,072		895,040	-	45,130,182

Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(326,188)		-		(326,188)

Net income for the period	-	-	-	-	-		532,950		532,950
Net income from inception to December 31, 2007 before reclassification of interest earned on trust account							1,427,990
Reclassification of interest earned on trust account since inception to additional paid-in capital	-	-	-	-	3,092,819		(3,092,819)
Reclassification of Class B common stock value subject to redemption to current liability	-	-	-	-	(45,251,018)		-		(45,251,018)
Balance, December 31, 2007	192,708	$7	10,580,000	$1,058	$1,749,690	$-	$(1,664,829)	$-	$85,926

Net loss for the period	-	-	-	-	-		(183,252)		(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)		-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-		(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	240,000	24			119,976				120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	240,000	24			119,976				120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-		-

Balance, December 31, 2008	672,708	$55	-	$-	$1,990,700	$-	$(1,986,625)	$-	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)		(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	120,000	12	-	-	29,988	-	-		30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	3,000,000	300	-	-	29,700	-	-		30,000
Repurchase of common shares - 120,000 shares (Note 7)	(120,000)	-	-	-		(30,000)	-		(30,000)

Balance, December 31, 2009	3,672,708	$367	-	$-	$2,050,388	$(30,000)	$(2,041,292)	$-	$(20,537)

Net loss for the period							(203,295)		(203,295)
Sale of common shares - Proceeds of $999,718 (Note 7)	50,000,000	5,000			994,718				999,718
Capital contribution cancellation of notes payable and accrued expense					33,028				33,028

Balance, December 31, 2010 (audited)	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,244,587)	$-	$808,914

Net income for the period							54,830		54,830

Foreign currency translation gain(loss)								(786)	(786)

Balance, March 31, 2011 (unaudited)	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,189,757)	$(786)	$862,958

See Notes to Condensed Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Cash Flows	For the three months ended
Unaudited	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$54,830	$(4,426)
Amortization expense	30,678	-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in other current assets	(9,774)	-
Increase (decrease) in accounts payable & accrued expenses	54,810	2,024

Net cash used in operating activities	130,544	(2,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	5,494	-

Net cash provided by financing activities	5,494	-

Effect of exchange rate change on cash	(786)	-

Net increase (decrease) in cash and cash equivalents	135,252	(2,402)

Cash and cash equivalents
Beginning of period	377,433	15,575

End of period	$512,685	$13,173

Supplemental disclosure of non-cash financing activities:

Interest paid	$-	$-

See Notes To Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

On June 30, 2010, a change of control of the Company occurred. Pursuant to a Stock Purchase Agreement (the “SPA”), Ralph S. Sheridan, the President and a Director of the Company, Paul Sonkin, the Secretary and a Director of the Company, and other individuals (“Sellers”) each who were the beneficial owners of 10% or more of the outstanding Common Stock of the Company sold a total of 35,095,100 pre-Reverse Split shares of Common Stock of the Company (the “Transactions”) to eight new individuals (the “Purchasers”). Pursuant to the terms of the Stock Purchase Agreement, the Sellers sold an aggregate of 35,095,100 pre-Reverse Split shares of the Company’s outstanding Common Stock for an aggregate purchase price of $450,000. As a condition to the closing of the Transaction, all Promissory Notes and related accrued interest ($33,028 in total) due to the Sellers by the company prior to this agreement were cancelled by the Sellers and recorded as additional paid in capital on the books of the company. In addition, the Seller paid from the proceeds received under the agreement $151,000 in expenses associated with the transaction. Neither the proceeds received by the Sellers (sale between two “individuals”) nor the expenses associated with the transaction are recorded on the books of the company. Immediately following the transaction, the company had no assets or liabilities nor had it incurred any debt in relation to the transaction. One of the Purchasers, David Chen-Te Yen, acquired 25,700,000 pre-Reverse Split shares or approximately 71.5% of the Company’s outstanding common stock. Pursuant to the SPA, the Purchasers acquired an aggregate of approximately 95.6% of the outstanding voting Common Stock of the Company.

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

Under the direction of our new Board of Directors, the Company has initiated a business involving the sale of authentic and high quality works of art, including paintings, sculptures, and antiques initially in Taiwan. On August 27, 2010 the company approved the change of its name to UAN Cultural & Creative Co., Ltd. In addition, amendments of the company’s Amended and Restated Certificate of Incorporation were approved to effect a ten-for-one reverse split of the issued and outstanding shares of common stock and to repeal a provision which prohibits stockholders of the Company from taking any action by written consent in lieu of a meeting.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K filed on March 7, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The Class W Warrants expired on March 7, 2011. The Company may redeem the outstanding Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $87.50 per share for a Class Z Warrant for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units.

The exercise price and number of shares of Common Stock issuable on exercise of the Class W warrants and Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the 1 for 10 reverse split of the Company’s Common Stock affected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION-The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2011. Interim results are not necessarily indicative of the results for the full year.
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

NET (LOSS) PER SHARE —Net (loss) per share is computed based on the weighted average number of shares of common stock and, prior to its redemption, Class B common stock outstanding.

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

The computational components of basis and diluted earnings (loss) per share from continuing operations are as follows:

	Numerator (Income / Loss)	Denominator (Shares)
Three months ending March 31, 2011 Basic Earnings (loss) per share	$54,830	53,552,708
Common Stock Equivalents arising from Class Z Warrants	0	822,500
Common Stock underlying underwriters purchase option	0	25,000
Diluted earnings per share 2011	$54,830	54,400,208

Three months ending March 31, 2010 Basic Earnings (loss) per share	($4,426)	3,595,010
Common Stock Equivalents arising from Class W and Class Z Warrants	0	2,128,000
Common Stock underlying underwriters purchase option	0	71,000
Diluted earnings per share 2010	($4,426)	5,794,010

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

FIXED ASSETS– Leasehold improvements are recorded at cost and are amortized over the length of the lease which is a two year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a three to five year period. Details of balance of fixed assets at March 31, 2011 are as follows:

	March 31, 2011	March 31, 2010
Leasehold Improvements	$250,000	$-
Machinery & Equipment	534	-
	250,534	-
Accumulated Depreciation & Amortization	74,949	-
Net Fixed Assets	$175,585	$-

INVENTORY – Consists principally of finished art pieces held for sale valued at the specific-cost to purchase each piece. These are recorded in inventory at the lower of the specifically-identified-cost of each piece (or average cost per piece when purchased in lots of two or greater) or net realizable value at March 31, 2011. There were fourteen (14) pieces of finished art in the $504,000 of inventory at March 31, 2011. As art is sold, amounts removed from inventory are the same specific cost values at the time of purchase.

REVENUES – The Company has two principal sources of revenue. Revenues related to the direct sale of art pieces from inventory and commissions on sale of art pieces sold on a consignment basis. The company recognizes revenues at the time goods are delivered to the customers. In the three months ended March 31, 2011, seven (7) pieces were sold on a consignment basis and forty-eight (48) pieces were sold from inventory. Commissions earned on a consignment sales average 50% of the end sale price of the art.

LEASES - The company leases building space related to its initial art gallery in Taiwan and has determined that this lease is an operating lease.

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

SEGMENT REPORTING — The company reports all operations under one business segment, the sale of works of art. No single customer accounted for more than 10% of the company’s revenues. Year 2010 and 2011 operations were conducted principally in Taiwan.

FOREIGN CURRENCY TRANSLATIONS — The functional currency of the Company's branch in Taiwan is the New Taiwan Dollar (“NTD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2011, the cumulative translation adjustments of ($786), were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2011, other comprehensive income (loss) was ($786).

The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of March 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 29.4039. For the three months ended March 31, 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 29.3121. The Company used historical rates for equity.

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

NOTE 4—TAXES

Income Taxes
The Company has US based cumulative tax loss carryforwards (NOLs) of approximately $2,100,000 which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL expires in year 2025.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no deferred income tax assets, deferred income tax liabilities or related valuation allowances at December 31, 2010.

Current income tax liability at March 31, 2011 is $24,194.

US based (loss) before taxes and international based income before taxes were ($63,293) and $118,123, respectively. Reconciliation of statutory rate to effective tax rate is as follows:

Statutory US Rate	38.0%
International tax rate (17%)	(21.0%)
US Tax Loss Not Allowable	16.0%
Net effective rate	33.0%

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

Operating Leases

In August 23, 2010 the company entered into two year a real estate operating lease for it’s initial gallery location in Taiwan. Rental expense under this agreement was $11,030 in the three months ended March 31, 2011. Future aggregate minimum lease payments will be as follows:

Year	$
2011		$24,570
2012		23,000
		$47,570

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

On November 1, 2010 the Company completed an “off-shore” private offering of its common stock (par value $.0001 per share) to investors who qualify as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of March 31, 2011, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of March 31, 2011, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

•	575,000 shares of Common Stock underlying the outstanding Class Z warrants sold in the IPO. We refer to these warrants as the “IPO Warrants.”

•
247,500 shares of Common Stock underlying the outstanding Class Z warrants issued to former officers and directors of the Company. Specifically, an aggregate of 247,500 Class W warrants and 247,500 Class Z warrants were sold to former officers and directors for an aggregate of $247,500 (or a purchase price of $.05 per warrant). These warrants have the same terms as the other Class Z and Class W warrants, including an exercise price of $50 per share. We refer to these warrants as the “Affiliate Warrants.”

•	25,000 shares of Common Stock underlying the outstanding IPO underwriter’s purchase option. The terms of this option, which we refer to as the “Underwriter’s Purchase Option,” are described here-in.

Class W Warrants

The Class W warrants expired on March 7, 2011.

Class Z Warrants

Each Class Z warrant entitles the registered holder to purchase one share of our Common Stock at a price of $50 per share, subject to adjustment as discussed below, at any time commencing on the later of:

•	the completion of a Business Combination as further described in the IPO registration statement; and

•	March 8, 2007.

The Class Z warrants will expire on March 7, 2013.

The exercise price and number of shares of Common Stock issuable on exercise of the Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the 1 for 10 reverse split of the Company’s Common Stock effected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

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

No fractional shares will be issued upon exercise of the Class Z warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round up to the nearest whole number the number of shares of Common Stock to be issued to the warrant holder.

NOTE 9 — RELATED PARTIES

At December 31, 2010 the company had advanced to Mr. Parsh Patel (Chief Executive Officer and shareholder of the company) $28,036 (on a non-interest bearing basis) to initiate US operations. The company expects this amount to be expended in supporting expansion activities in 2011.

At December 31, 2010 and March 31, 2011 David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) had advanced the company $25,970 and $30,947, respectively, (on a non-interest bearing basis) to support the initial Taiwan operations. Repayment is due upon demand.

In July 2010 Mr. David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) loaned the company
$300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 (Included in accrued expenses) remains unpaid at March 31, 2011.

In July 2010 Mr. Yuan-Ho Chang (Shareholder and consultant to the company), loaned the company $200,000 in demand notes bearing interest at 8%. The related accrued interest of $10,827 (Included in accrued expenses) is unpaid at March 31, 2011.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financials statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Description of Business

PRELUDE

The Company formerly was a shell company.

The Company has initiated operations, and is no longer a shell company.  To date we have had limited operations and have incurred substantial losses.

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

On August, 2010, we amended our Certificate of Incorporation (the “Certificate”) to change our name from Good Harbor Partners Acquisition Corp. to UAN Cultural & Creative Co., Ltd. and effect a one for ten reverse stock split of our Common Stock.

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

Results of Operations

Three months ended March 31, 2011

Net sales were approximately $316,822 for the three months ended March 31, 2011 compared to net sales of $0 for the three month ended March 31, 2010, during which latter period we were not engaged in our business.  Our cost of sales for the three month period ending March 31, 2011 was $38,844.  We realized a gross margin during that period of $278,038 (85%).

Our operating expenses for the three month period ended March 31, 2011 was $142,905, including salaries and related expenses of $32,000, travel in the amount of $25,000, consulting fees of $12,000, rent in the amount of $11,000 and amortization of leasehold improvements of $31,000.  Since we were not engaged in a trade or business during the three month period ending March 31, 2010, we had no operating expenses during such period.

Selling, general and administrative expenses amounted to $52,164 for the three months ended March 31, 2011, compared to $4,426 for the three months ended March 31, 2010, an increase of $47,738. The increase in selling, general and administrative expenses for the three months ended March 31, 2011, is predominately due to expenses related to our business including salaries and fees related to our operations as a public company.  We were not in business during the quarter that ended March 31, 2010.

Balance Sheet Discussion

As of March 31, 2011 and December 31, 2010

As of March 31, 2011, our total assets were $1,235,080, total liabilities were $372,122 and total shareholder equity was $862,958 compared to $1,120,732, $311,818 and $(808,914), respectively, as of December 31, 2010.  Current assets at March 31, 2011 were $1,059,495 including cash and cash equivalents of $512,685 and inventory of $504,000 compared to $914,469, $377,433 and $504,000, respectively, at December 31, 2010.  Included in total assets as of March 31, 2011 are leasehold improvements, net of amortization, of $175,585 and other assets of $42,810.

As of March 31, 2011, our total liabilities and our current liabilities were $372,122 consisting of note payable to shareholder of $200,000, advances from shareholders of $31.464, and accounts payable and accrued expenses of $140,658.  At December 31, 2010, total liabilities and current liabilities were $311,818 consisting of accounts payable and accrued expenses of $85,848.

The significant increase in our liabilities for the three months ending March 31, 2011 compared to December 31, 2010 resulted from expenses related to our business, expenses related to  the registration statement we filed with the Securities and Exchange Commission on March 10, 2011 and loans and advances from shareholders to fund the foregoing .

The net cash provided by our operating activities in the three month period ending March 31, 2011 was $130,544, an increase of $132,946 from that used in the three month period ending March 31, 2010, which net increase was affected primarily by various items related to our business, i.e., inventory acquisitions and accounts payable.

Cash and cash equivalents for the three months ending March 31, 2011, increased by $135,252, as compared to December 31, 2010.  Net cash provided by financing activities in the three month period ended March 31, 2011 was $5,494, compared to $0 from the three month period ended March 31, 2010.

Liquidity and Capital Resources

We have sustained accumulated deficit of $2,189,757.  However, we realized income of $54,830 for the period ending March 31, 2011, the second full quarter since the commencement of our business.  We incurred a loss of $203,295 during the fourth quarter of 2010, the first full quarter of the operation of our business.

As of March 31, 2011, the Company had total assets of $1,235,080 including cash and cash equivalents of $512,685. This compares with assets of $1,120,732, including cash and cash equivalents of $377,433 as of December 31, 2010. The Company’s current liabilities as of March 31, 2011 totaling $372,122 is comprised of accrued expenses of $108,425 and $231,464 in loans and advances from certain of our stockholders. This compares to the Company’s current liabilities as of December 31, 2010 of $311,818, comprised of accrued expenses of $43,878 and loans and advances of $225,970. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On July 23, 2010, two shareholders, one of which is, David Chen-Te Yen, our President and Chairman of our Board of Directors, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen and $200,000 of which was from Yuan-Hao Chang) which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds was used to implement our new business plan, $200,000 of this amount remained outstanding on March 31, 2011. In order for the Company to successfully engage in this or any business, we may need to raise additional capital, which there is no assurance can be accomplished.

Given that we began our business in August of 2010, we have a limited operating history from which we can evaluate trends other factors that may affect our business.  Certainly, we will be affected by economic conditions in Taiwan. However, we believe there is an increasing customer appreciation for art works in Asia, particularly in Taiwan and in China. We believe that the market for art works in Taiwan has great potential. However, our primary challenge is to tap that market with the limited capital we have available. Therefore, our initial focus is to expand our business in ways that do not require significant capital expenditures and to create name recognition for the Company through the promotion of the arts in general, which we expect to accomplish through our sponsorship of art shows, exhibitions, and contests, our relationships with feature artists and through our internet programs.  However, we realize that if we continue to incur operating losses, we will not be able to continue our operations.  We are therefore trying to be very selective when it comes to cash expenditures.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our sole officer as of March 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Dated: May 13, 2011

UAN CULTURAL & CREATIVE CO., LTD.

	By:	/s/ Parsh Patel
Parsh Patel
Chief Executive Officer and Secretary

By:	/s/ I-Kai Su
I-Kai Su
Chief Financial Officer