Form 10-K/A
period 2010-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2011-08-04
CIK 1337009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generated reserves of $166,944 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2000 in which we had no operations. For the year ended December 31, 2010 we realized a net operating loss of $203,295 as compared to a net operating loss of $54,668 incurred in year ended December 31, 2009. Included in the 2010 loss were operating expenses relating to the operation of our new business of $135,657 as compared to operating expenses of $0.00 during 2009, for which period we had no operations.  These operating expenses include salaries and wages, facilities rent, and amortization of leasehold improvements.

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

Management has assessed the effectiveness of the registrant’s internal control over financial reporting is as of the year ended December 31, 2010. We have concluded that the Company’s internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Su, our Chief Financial Officer, and Mr. Hsu and Ms. Lin who serve as the manager and assistant manager of the branch office we recently formed in Taiwan. We have entered into employment agreements with each of our other employees, other than Parsh Patel our Chief Executive Officer and David Chen-Te Yen our President, Chairman and Director.  Each of these agreements may be terminated on 30-days notice by either party.  The highest fixed salary paid to any employee of the Company is $4,500 per month.

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

The computational components of basis and diluted earnings (loss) per share from continuing operations are as follows:

	Numerator (Income / Loss)	Denominator (Shares)
2010 Basic Earnings (loss) per share	$(203,295)	12,636,106
Common Stock Equivalents arising from Class W and Class Z Warrants	0	2,128,000
Common Stock underlying underwriters purchase option	0	71,000
Diluted earnings per share 2010	$(203,295)	14,835,106

2009 Basic Earnings (loss) per share	$(54,668)	595,010
Common Stock Equivalents arising from Class W and Class Z Warrants	0	2,128,000
Common Stock underlying underwriters purchase option	0	71,000
Diluted earnings per share 2009	$(54,668)	2,794,010

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

INVENTORY – Consists principally of finished art pieces held for sale valued at the specific-cost to purchase each piece. These are recorded in inventory at the lower of the specifically-identified-cost of each piece (or average cost per piece when purchased in lots of two or greater) or net realizable value at December 31, 2010. There were fourteen (14) pieces of finished art in the $504,000 of inventory at December 31, 2010. As art is sold, amounts removed from inventory are the same specific cost values at the time of purchase.

REVENUES – The Company has two principal sources of revenue. Revenues related to the direct sale of art pieces from inventory and commissions on sale of art pieces sold on a consignment basis. The company recognizes revenues at the time goods are delivered to the customers. All revenues in year 2010 were for art pieces sold on consignment. In the year 2010, twenty-nine (29) pieces were sold on a consignment basis. Commissions earned on a consignment sales average 50% of the end sale price of the art.

LEASES - The company leases building space related to its initial art gallery in Taiwan and has determined that this lease is an operating lease, given that the lease meets none of the criteria for capitalization under Accounting Standards (ASC 840-20).  This gallery lease agreement is for the period of August 2010 to July 2012.  Rent costs and related expenses are realized on a monthly basis as specified in the agreement.

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

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 30.00. For the year ended December 31, 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 30.00. The Company used historical rates for equity. Since commencing operations in July 2010, no material currency gain or loss has been realized or unrealized.

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

NOTE 4—TAXES

Income Taxes
The Company has US based cumulative tax loss carryforwards (NOLs) of approximately $2,303,251, at December 31, 2010 which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL expires in year 2025.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  The deferred income tax asset related to the above noted NOL in the amount of $2,303,251 has been reduced by a related valuation allowance of equal amount at December 31, 2010.

There is no current income tax liability at December 31, 2010.

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

Operating Leases
In August 23, 2010 the company entered into two year a real estate operating lease for it’s initial gallery location in Taiwan. Rental expense under this agreement was $13,062 in the year ended December 31, 2010. Future aggregate minimum lease payments will be as follows:

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

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of December 31, 2010, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

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

Dated: August 3, 2011

UAN CULTURAL & CREATIVE CO., LTD.

	By:	/s/ Parsh Patel
Parsh Patel Chief Executive Officer and Secretary

By:	/s/ I-Kai Su
I-Kai Su Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on August 3, 2011 in the capacities indicated.

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