Form 10-Q/A
period 2011-03-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2011-08-04
CIK 1337009

FORM 10-Q/A
Amendment No. 1

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

UAN CULTURAL & CREATIVE CO., LTD.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	C Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

	C Condensed Statements of Operations for the three months ended March 31, 2011 and 2010	4

	C Condensed Statement of Stockholders’ Equity (Deficit) for the period from inception (August 10, 2005) to December 31, 2010 (audited) and the three months ended March 31, 2011 (unaudited)	5

	C Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Removed and Reserved	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		22

UAN CULTURAL & CREATIVE CO., LTD
Balance Sheets

	As of	As of
	March 31, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$512,685	$377,433
Inventory	504,000	504,000
Advance to officer & shareholder (Note 9)	-	28,036
Other assets	42,810	5,000
Total current assets	$1,059,495	$914,469

Fixed assets, net	175,585	206,263

Total assets	$1,235,080	$1,120,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$32,233	$41,970
Accrued expenses (Note 9)	108,425	43,878
Demand Note Payable to shareholder (Note 9)	200,000	200,000
Advances from director & shareholder (Note 9)	31,464	25,970

Total current liabilities	372,122	311,818

Long Term Promissory Notes Payable (Note 6)	-	-

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 53,672,708 shares
issued and outstanding on both March 31, 2011
December 31, 2010.	5,367	5,367
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Additional paid-in-capital	3,078,134	3,078,134
Deficit accumulated	(2,189,757)	(2,244,587)
Accumulated other comprehensivce income(loss)	(786)	-
Treasury Stock, 120,000 common shares	(30,000)	(30,000)

Total stockholders' equity	862,958	808,914

Total liabilities and stockholders' equity	$1,235,080	$1,120,732

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

NOTE 4—TAXES

Income Taxes
The Company has US based cumulative tax loss carryforwards (NOLs) of approximately $2,303,251 at December 31, 2010, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL expires in year 2025.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of $2,303,251 has been reduced by a related allowance of equal amount at March 31, 2011.

Current income tax liability at March 31, 2011 is $24,194.

US based (loss) before taxes and international based branch income before taxes were ($63,293) and $142,317 (combined pretax income of $79,024), respectively, for the three month period ended March 31, 2011. Reconciliation of statutory rate to effective tax rate for the period ended March 31, 2011 is as follows:

Statutory US Rate	38.0%
Taiwan statutory tax rate (17%)	(37.8%)
US Tax Loss Not Realizable	30.4%
Net effective rate	30.6%

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

Given that we began our business in August of 2010, we have a limited operating history from which we can evaluate trends other factors that may affect our business.  Certainly, we will be affected by economic conditions in Taiwan. However, we believe there is an increasing customer appreciation for art works in Asia, particularly in Taiwan and in China. We believe that the market for art works in Taiwan has great potential. However, our primary challenge is to tap that market with the limited capital we have available. Therefore, our initial focus is to expand our business in ways that do not require significant capital expenditures and to create name recognition for the Company through the promotion of the arts in general, which we expect to accomplish through our sponsorship of art shows, exhibitions, and contests, our relationships with feature artists and through our internet programs. We hope to fund continuing  operations and grow our business with the income we generate from operations. If our operations are profitable we will not have to raise additional funds to continue our operating losses in the future or if we do the amount of the losses that we will incur. We realized that if we incur operating losses in the future our ability to continue as a going concern will be jeopardized, since there can be no assurance that we will be able to successfully raise additional funds to continue operating. We are therefore trying to be very selective when it comes to cash expenditures.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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