Form 10-Q
period 2011-06-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2011-08-15
CIK 1337009

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,595,010 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2011.

UAN CULTURAL & CREATIVE CO., LTD.
(a corporation in the development stage)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements:

	Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	4

	Condensed Statements of Operations for the six months ended June 30, 2011 and 2010	5

	Condensed Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to December 31, 2010 (audited) and the six months ended June 30, 2011 (unaudited)	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Balance Sheets

	As of	As of
	June 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$576,336	$377,433
Inventory	582,677	504,000
Advance to officer & shareholder (Note 9)	34,389	28,036
Other assets	106,629	5,000
Total current assets	$1,300,031	$914,469

Fixed assets, net	132,863	206,263

Total assets	$1,432,894	$1,120,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$58,588	$41,970
Accrued expenses (Note 9)	94,266	43,878
Demand Note Payable to shareholder (Note 9)	200,000	200,000
Advances from director & shareholder (Note 9)	5,095	25,970
Income Taxes Payable	81,068
Total current liabilities	439,017	311,818

Long Term Promissory Notes Payable (Note 6)	-	-

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on both June 30, 2011 December 31, 2010.	5,367	5,367
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,078,134	3,078,134
Deficit accumulated	(2,062,487)	(2,244,587)
Accumulated other comprehensive income (loss)	2,863	-
Treasury Stock, 120,000 common shares	(30,000)	(30,000)

Total stockholders' equity	993,877	808,914

Total liabilities and stockholders' equity	$1,432,894	$1,120,732

See Notes To Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Statement of Operations

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$756,694	$-	1,073,576	$-

Cost Of Sales	369,290	-	408,134	-

Gross Margin	$387,404	$-	$665,442	$-
Operating expenses:
Operating expenses	115,537	-	199,894	-
General & administrative expenses (Note 4 and 5)	95,438	23,239	206,151	27,665
Interest expense	3,945	-	7,946	-

Income (Loss) from operations	172,484	(23,239)	251,452	(27,665)

Interest income	50	-	106

Income (Loss) before provision for income taxes	172,534	(23,239)	251,558	(27,665)

Provision for income taxes (Note 4)	45,264	-	69,458	-

Net Income (Loss)	$127,270	$(23,239)	$182,100	$(27,665)

Weighted average number of common shares outstanding, basic	53,552,708	35,950,100	53,552,708	35,950,100

Net Income (Loss) per share, basic	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding, diluted	$54,400,208	35,950,100	54,400,208	35,950,100

Earnings (Loss) per share, diluted	$0.00	$(0.00)	$0.00	$(0.00)

See Notes To Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Statement of Stockholders Equity (Deficit)

	Common Stock		Common Stock, Class B
	Shares	Amount	Shares	Amount	Additional Paid -In Capital	Treasury Stock	Earnings (deficit) accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007	192,708	$7	10,580,000	$1,058	$1,749,690	$-	$(1,664,829)	$-	$85,926

Net loss for the period	-	-	-	-	-		(183,252)		(183,252)
Reclassification of interest earned on trust account to additional paid-in capital (Note 1)	-	-	-	-	138,544		(138,544)		-
Reclassification of Class B common stock value subject to redemption to current liability (Note 1)	-	-	-	-	(138,544)		-		(138,544)
Sale of common shares - Proceeds of $120,000 (Note 7)	240,000	24			119,976				120,000
Conversion of notes to common stock - Proceeds of $120,000 (Note 7)	240,000	24			119,976				120,000
Return and cancellation of Class B Common Stock	-	-	(10,580,000)	(1,058)	1,058		-		-

Balance, December 31, 2008	672,708	$55	-	$-	$1,990,700	$-	$(1,986,625)	$-	$4,130

Net loss for the period	-	-	-	-	-	-	(54,667)		(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	120,000	12	-	-	29,988	-	-		30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	3,000,000	300	-	-	29,700	-	-		30,000
Repurchase of common shares - 120,000 shares (Note 7)	(120,000)	-	-	-		(30,000)	-		(30,000)

Balance, December 31, 2009	3,672,708	$367	-	$-	$2,050,388	$(30,000)	$(2,041,292)	$-	$(20,537)

Net loss for the period							(203,295)		(203,295)
Sale of common shares - Proceeds of $999,718 (Note 7)	50,000,000	5,000			994,718				999,718
Capital contribution cancellation of notes payable and accrued expense					33,028				33,028

Balance, December 31, 2010 (audited)	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,244,587)	$-	$808,914

Net income for the period							182,100		182,100

Foreign currency translation gain (loss)								2,863	2,863

Balance, June 30, 2011 (unaudited)	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,062,487)	$2,863	$993,877

See Notes to Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD
(a corporation in development stage)
Statement of Cash Flows

	For the six months ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$182,100	$(27,665)
Amortization expense	73,400	-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued expenses converted to capital	-	9,027
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	(101,629)	-
Increase in inventory	(78,677)	-
Increase in accounts payable & accrued expenses	127,199	3,138

Net cash provided by (used in) operating activities	202,393	(15,500)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	(6,353)	-

Net cash provided by financing activities	(6,353)	-

Effect of exchange rate change on cash	2,863

Net increase (decrease) in cash and cash equivalents	198,903	(15,500)

Cash and cash equivalents
Beginning of period	377,433	15,575

End of period	$576,336	$75

Supplemental disclosure of non-cash financing activities:

Cancellation of convertible debt	$-	$24,000
Interest paid	$-	$-

See Notes To Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD.
NOTES TO FINANCIAL STATEMENTS JUNE 30, 2011
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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K/A filed on August 4, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months and six months ended  June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION-The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Report on Form 10-K/A of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on August 4, 2011. Interim results are not necessarily indicative of the results for the full year.

RECLASSIFICATION — Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

The computational components of basis and diluted earnings (loss) per share from continuing operations are as follows:

	Numerator (Income/Loss)	Denominator (Shares)
Six months ending June 30, 2011 Basic Earnings (loss) per share	$182,100	53,552,708
Common Stock Equivalents arising from Class Z Warrants	0	822,500
Common Stock underlying underwriters purchase option	0	25,000
Diluted earnings per share 2011	$182,100	54,400,208

Six months ending June 30, 2010 Basic Earnings (loss) per share	$(27,665)	35,950,100

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

FIXED ASSETS– Leasehold improvements are recorded at cost and are amortized over the length of the lease which is a two year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a three to five year period. Details of balance of fixed assets at June 30, 2011 are as follows:

	June 30, 2011	December 31, 2010
Leasehold Improvements	$250,000	$250,000
Machinery & Equipment	534	534
	250,534	250,534
Accumulated Depreciation & Amortization	(117,671)	(44,271)
Net Fixed Assets	$132,863	$206,263

INVENTORY – Consists principally of finished art pieces held for sale valued at the specific-cost to purchase each piece. These are recorded in inventory at the lower of the specifically-identified-cost of each piece (or average cost per piece when purchased in lots of two or greater) or net realizable value at June 30, 2011. There were fourteen (514) pieces of finished art in the $582,667 of inventory at June 30, 2011. As art is sold, amounts removed from inventory are the same specific cost values at the time of purchase.

REVENUES – The Company has two principal sources of revenue. Revenues related to the direct sale of art pieces from inventory and commissions on sale of art pieces sold on a consignment basis. The company recognizes revenues at the time goods are delivered to the customers. In the six months ended June 30, 2011, seven (7) pieces were sold on a consignment basis and four-hundred and thirty (430) pieces were sold from inventory. Commissions earned on a consignment sales average 50% of the end sale price of the art.

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

SEGMENT REPORTING — The company reports all operations under one business segment, the sale of works of art. The company sold 95% of revenues in the six month period ended June 30, 2011 through one Taiwan distributor. Year 2010 and 2011 operations were conducted principally in Taiwan.

FOREIGN CURRENCY TRANSLATIONS — The functional currency of the Company's branch in Taiwan is the New Taiwan Dollar (“NTD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2011, the cumulative translation adjustments of $2,863, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2011, other comprehensive income was $2,863.

The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of June 30, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 28.82. For the six months ended June 30, 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 29.26. The Company used historical rates for equity.

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

NOTE 4—TAXES

Income Taxes
The Company has US based cumulative tax loss carryforwards (NOLs) of approximately $2,303,251 at December 31, 2010, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL expires in year 2026.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of $2,303,251 has been reduced by a related allowance of equal amount at June 30, 2011.

Current income tax liability at June 30, 2011 is $81,068.

US based (loss) before taxes and international based branch income before taxes were ($140,801) and $392,359 (combined pretax income of $251,558), respectively, for the six month period ended June 30, 2011. Reconciliation of statutory rate to effective tax rate for the six month period ended June 30, 2011 is as follows:

Statutory US Tax Rate	38.00%
Foreign Tax Credit	(4.60)%
Net Operating Loss Carryforward	(5.80)%
27.60%

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

Operating Leases

In August 23, 2010 the company entered into two year a real estate operating lease for it’s initial gallery location in Taiwan. Rental expense under this agreement was $19,436 in the six months ended June 30, 2011. Future aggregate minimum lease payments will be as follows:

Year	$
2011	16,164
2012	23,000
39,164

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

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of June 30, 2011, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

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

NOTE 9 — RELATED PARTIES

At June 30, 2011 the company had advanced to Mr. Parsh Patel (Chief Executive Officer and shareholder of the company) $34,389 (on a non-interest bearing basis) to initiate US operations. The company expects this amount to be expended in supporting expansion activities in 2011.

At December 31, 2010 and June 30, 2011 David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) had advanced the company $25,970 and $5,095, respectively, (on a non-interest bearing basis) to support the initial Taiwan operations. Repayment is due upon demand.

In July 2010 Mr. David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) loaned the company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 (Included in accrued expenses) remains unpaid at June 30, 2011.

In July 2010 Mr. Yuan-Ho Chang (Shareholder and consultant to the company), loaned the company $200,000 in demand notes bearing interest at 8%. The related accrued interest of $14,772 (Included in accrued expenses) is unpaid at June 30, 2011.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financials statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on August 4, 2011.

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

We will be subject to numerous risks inherent in developing a new business and new operations and will be subject to of high levels of risks inherent to the new business.  Certain of those risks are described in our Annual Report on Form 8-K/A filed with the SEC on August 4, 2011.

Results of Operations

Three months ended June 30, 2011

Net sales were approximately $756,694  for the three months ended June 30, 2011 compared to net sales of $0 for the three month ended June 30, 2010, during which latter period we were not engaged in our business.  Our cost of sales for the three month period ending June 30, 2011 was $369,290.  We realized a gross margin during that period of $387,404 (51%).

Our operating expenses for the three month period ended June 30, 2011 was $115,537 including salaries and related expenses of $38,595, rent in the amount of $8,180 and amortization of leasehold improvements of $28,664.  Since we were not engaged in a trade or business during the three month period ending June 30, 2010, we had no operating expenses during such period.

General and administrative expenses amounted to $95,438 for the three months ended June 30, 2011, compared to $23,239 for the three months ended June 30, 2010, an increase of $130,748. The increase in general and administrative expenses for the three months ended June 30, 2011, is predominately due to expenses related to our business including salaries and fees related to our operations as a public company.  We were not in business during the quarter that ended June 30, 2010.
Six months ended June 30, 2011

Net sales were $1,073,576 for the six months ended June 30, 2011 compared to net sales of $0 for the six months ended June 30, 2010, during which the latter period we were not engaged in our business. Our cost of sales and gross margin for the six month period were $408,134 and $665,442 (62%), respectively.

Our operating expenses for the six month period ended June 30, 2011 were $199,894, these included salaries and related expenses of $66,905, sent in the amount of $19,436 and leasehold improvement amortization of $60,894. Operating expenses in the six month ended June 30, 2010 were $0, we were not an operating business in this period. General and administrative expenses were $206,151 in the six months ended June 30, 2011. This amount included principally expenses associated with running a public company.

Balance Sheet Discussion

As of June 30, 2011 and December 31, 2010

As of March 30, 2011, our total current assets were $1,300,031 total current liabilities were $439,017 and total working capital of $861,014 compared to $914,469, $311,818 and $602,651, respectively, as of December 31, 2010.  Current assets at June 30, 2011 included cash and cash equivalents of $576,336 and inventory of $582,677 compared to $377,433, and $504,000, respectively, at December 31, 2010.  Included in total assets as of June 30, 2011 are leasehold improvements, net of amortization, of $132,863.

As of June 30, 2011, our total liabilities were $439,017 consisting of note payable to shareholder of $200,000, advances from shareholders of $5,095, and accounts payable and accrued expenses of $152,854.  At December 31, 2010, total liabilities were $311,818 consisting of accounts payable and accrued expenses of $85,848.

The significant increase in our liabilities for the three months ending June 30, 2011 compared to December 31, 2010 resulted from expenses related to our business, expenses related to  the registration statement we filed with the Securities and Exchange Commission on March 10, 2011 and loans and advances from shareholders to fund the foregoing .

The net cash provided by our operating activities in the six month period ending June 30, 2011 was $202,393, an increase of $217,893 from that used in the six month period ending June 30, 2010, which net increase was affected primarily by our net income.

Liquidity and Capital Resources

We have sustained accumulated deficit of $2,062,487.  However, we realized income of $182,100 for the six month period ending June 30, 2011, the third full quarter since the commencement of our business.  We incurred a loss of $203,295 during the fourth quarter of 2010, the first full quarter of the operation of our business.

As of June 30, 2011, the Company had total assets of $1,432,894 including cash and cash equivalents of $576,336. This compares with assets of $1,120,732, including cash and cash equivalents of $377,433 as of December 31, 2010. The Company’s current liabilities as of June 30, 2011 totaling $439,017 is comprised of accounts payable and accrued expenses of $152,854, $81,068 in income taxes payable, and $200,000 in shareholder loans.  This compares to the Company’s current liabilities as of December 31, 2010 of $311,818, comprised of accrued expenses of $43,878 and loans and advances of $225,970. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On July 23, 2010, two shareholders, one of which is, David Chen-Te Yen, our President and Chairman of our Board of Directors, lent the Company an aggregate of $500,000 ($300,000 of which was from David Chen-Te Yen and $200,000 of which was from Yuan-Hao Chang) which amounts are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds was used to implement our new business plan, $200,000 of this amount remained outstanding on June 30, 2011. In order for the Company to successfully engage in this or any business, we may need to raise additional capital, which there is no assurance can be accomplished.

Given that we began our business in August of 2010, we have a limited operating history from which we can evaluate trends other factors that may affect our business.  Certainly, we will be affected by economic conditions in Taiwan. However, we believe there is an increasing customer appreciation for art works in Asia, particularly in Taiwan and in China. We believe that the market for art works in Taiwan has great potential. However, our primary challenge is to tap that market with the limited capital we have available. Therefore, our initial focus is to expand our business in ways that do not require significant capital expenditures and to create name recognition for the Company through the promotion of the arts in general, which we expect to accomplish through our sponsorship of art shows, exhibitions, and contests, our relationships with feature artists and through our internet programs. We hope to fund continuing operations and grow our business with the income we generate from operations. If our operations are profitable we will not have to raise additional funds to continue operating during the next 12 months. However, there can be no assurance that we will not incur operating losses in the future or if we do the amount of the losses that we will incur. We realized that if we incur operating losses in the future our ability to continue as a going concern will be jeopardized, since there can be no assurance that we will be able to successfully raise additional funds to continue operating. We are therefore trying to be very selective when it comes to cash expenditures.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our sole officer as of June 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

*****3.1	Amended and Restated Certificate of Incorporation

**3.2	By-laws

****3.3	Certificate of Amendment of Certificate of Incorporation filed August 27, 2010

****10.1	Lease Agreement dated August 25, 2010 between the Company and the landlord with respect to the art gallery located in Luzhu Township, Taiwan.

****10.2	Contract of sale dated August 20, 2010 between the Company and Cheng Ban Interior Design Ltd. with respect to furniture and fixtures and other items to be used in the gallery.

****10.3	Contract of sale dated August 20, 2010 between the Company and Mr. Yung Chien Wu for the purchase of seven paintings.

****10.4	Consignment Sale Agreement dated August 1, 2010 between the Company and Mr. Yung Chien Wu with respect to ten paintings.

****10.5	Form of Employment Agreement between the Company and various employees.

*******10.6	Form of Demand Promissory Notes issued by the Company to two Shareholders on July 23, 2010 in the aggregate amount of $500,000.

*******10.7	Form of Subscription Agreement for the Company’s “offshore” private placement completed on November 1, 2010.

********10.8	Demand Promissory Note issued by the Company to David Chen-Te Yen on July 23, 2010 in the amount of $300,000.

********10.9	Demand Promissory Note issued by the Company to Yuan-hao Chang on July 23, 2010 in the amount of $200,000.

*****14	Code of Ethics

****16.1	Letter from Accountants.

*31.1	Certification of Parsh Patel, Chief Executive Officer and Secretary.

*31.2	Certification of I-Kai Su, Chief Financial Officer.

*32.1	Certification of Parsh Patel, Chief Executive Officer and Secretary, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of I-Kai Su, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.
***	Incorporated by reference to the Company’s Registration Statement and available on the Company’s website, www.goodharborpartners.com.
****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.
*****	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2007 and incorporated herein by this reference.
******	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2011.
*******
Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 27, 2011 and incorporated herein by this reference.

********
Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated  August 15, 2011

UAN CULTURAL & CREATIVE CO., LTD.

By:	/s/ Parsh Patel
Parsh Patel
Chief Executive Officer and Secretary

By:	/s/ I-Kai Su
I-Kai Su
Chief Financial Officer