Form 10-Q
period 2011-09-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2011-11-18
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51693

UAN Cultural & Creative Co., Ltd.

(Exact name of registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3303304 (I.R.S. Employer Identification No.)
1021 Hill Street, Suite 200, Three Rivers, Michigan (Address of principal executive offices)	49093 (Zip Code)

(586) 530-5605

(Registrant’s telephone number, including area code)

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

Yes ☒ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

As of November 14, 2011, there were 53,672,708 shares of the registrant’s Common Stock outstanding.

UAN CULTURAL & CREATIVE CO., LTD.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited)	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2009 to December 31, 2010 (audited) and the nine months ended September 30, 2011 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Removed and Reserved	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

PART I

Item 1.  Financial Statements

UAN Cultural & Creative Co., Ltd.

Balance Sheets

	As of	As of
	September 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$656,685	$377,433
Accounts and Notes Receivable	312,934	—
Inventory	518,805	504,000
Advance to officer & shareholder (Note 9)	—	28,036
Other assets	121,222	5,000
Total current assets	$1,609,646	$914,469

Fixed assets, net	103,882	206,263

Total assets	$1,713,528	$1,120,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$179,393	$41,970
Accrued expenses (Note 9)	120,467	43,878
Demand Note Payable to shareholder (Note 9)	200,000	200,000
Advances from director & shareholder (Note 9)	51,247	25,970
Income Taxes Payable	119,457	—
Total current liabilities	670,564	311,818

Long Term Promissory Notes Payable (Note 6)	—	—

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6, 7 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on both September 30, 2011 December 31, 2010	5,367	5,367
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in-capital	3,078,134	3,078,134
Deficit accumulated	(1,988,460)	(2,244,587)
Accumulated other comprehensive income(loss)	(22,077)	—
Treasury Stock, 120,000 common shares	(30,000)	(30,000)

Total stockholders' equity	1,042,964	808,914

Total liabilities and stockholders' equity	$1,713,528	$1,120,732

See Notes to Condensed Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$760,769	$24,996	1,834,345	$24,996

Cost Of Sales	339,523	—	747,657	—

Gross Margin	$421,246	$24,996	$1,086,688	$24,996
Operating expenses:
Operating expenses	138,258	—	338,152	—
General & administrative expenses (Note 4 and 5)	150,189	168,423	356,340	196,089
Interest expense	3,889	—	11,835	—

Income (Loss) from operations	128,910	(143,427)	380,361	(171,093)

Interest income	430	—	536

Income (Loss) before provision for income taxes	129,340	(143,427)	380,897	(171,093)

Provision for income taxes (Note 4)	55,312	—	124,770	—

Net Income (Loss)	$74,028	$(143,427)	$256,127	$(171,093)

Weighted average number of common shares outstanding, basic	53,552,708	35,950,100	53,552,708	35,950,100

Net Income (Loss) per share, basic	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding, diluted	54,400,208	35,950,100	54,400,208	35,950,100

Net Income (Loss) per share, diluted	$0.00	$(0.00)	$0.00	$(0.00)

See Notes to Condensed Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Stockholders Equity (Deficit)

(Unaudited)

								Accumulated
					Additional		Earnings	Other
	Common Stock		Common Stock, Class B		Paid -In	Treasury	(deficit)	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	accumulated	Income (Loss)	Total

Balance, December 31, 2008	672,708	$55	—	$—	$1,990,700	$—	$(1,986,625)	$—	$4,130

Net loss for the period	—	—	—	—	—	—	(54,667)		(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	120,000	12	—	—	29,988	—	—		30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	3,000,000	300	—	—	29,700	—	—		30,000
Repurchase of common shares - 120,000 shares (Note 7)	(120,000)	—	—	—		(30,000)	—		(30,000)

Balance, December 31, 2009	3,672,708	$367	—	$—	$2,050,388	$(30,000)	$(2,041,292)	$—	$(20,537)

Net loss for the period							(203,295)		(203,295)
Sale of common shares - Proceeds of $999,718 (Note 7)	50,000,000	5,000			994,718				999,718
Capital contribution cancellation of notes payable and accrued expense					33,028				33,028

Balance, December 31, 2010 (audited)	53,672,708	$5,367	—	$—	$3,078,134	$(30,000)	$(2,244,587)	$—	$808,914

Net income for the period							256,127		256,127

Foreign currency translation gain(loss)								(22,077)	(22,077)

Balance, September 30, 2011 (unaudited)	53,672,708	$5,367	—	$—	$3,078,134	$(30,000)	$(1,988,460)	$(22,077)	$1,042,964

See Notes to Condensed Financial Statements

UAN Cultural & Creative Co., Ltd.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$256,127	$(171,093)
Amortization expense	102,381	13,021
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued expenses converted to capital	—	9,027
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	(88,186)	(5,000)
(Increase) Decrease in accounts receivable	(312,934)	—
(Increase) Decrease in inventory	(14,805)	(252,000)
Increase in accounts payable & accrued expenses	358,746	589,751

Net cash used in operating activities	301,329	183,706

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	—	69,428
Proceeds from demand notes payable	—	500,000
Purchase of leasehold improvements	—	(250,000)

Net cash provided by financing activities	—	319,428

Effect of exchange rate change on cash	(22,077)	—

Net increase (decrease) in cash and cash equivalents	279,252	503,134

Cash and cash equivalents
Beginning of period	377,433	15,575

End of period	$656,685	$518,709

Supplemental disclosure of non-cash financing activities:
Cancellation of convertible debt	$—	$24,000
Interest paid	$—	$—

See Notes to Condensed Financial Statements

UAN CULTURAL & CREATIVE CO., LTD.

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2011

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K filed on March 7, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

ACCOUNTS AND NOTES RECEIVABLE – These amounts represent sales to customers in the ordinary course of business. Ninety percent of the notes receivable are due within 90 days and the balance within one year. The notes receivable are non-interest bearing.

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

NET INCOME (LOSS) PER SHARE —Net (loss) per share is computed based on the weighted average number of shares of common stock and, prior to its redemption, Class B common stock outstanding.

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

The computational components of basis and diluted earnings (loss) per share from continuing operations are as follows:

	Numerator	Denominator
	(Income / Loss)	(Shares)
Nine Months Ending September 30, 2011 - Basic Earnings (Loss) per share	$256,127	53,552,708
Common Stock Equivalents Arising From Class Z Warrants	$—	822,500
Common Stock Underlying Underwriters Purchase Option	$—	25,000
Diluted Earnings Per Share 2011	$256,127	54,400,208
Nine Months Ended September 30, 2010 Basic and Diluted Earnings (Loss) Per Share	$(171,093)	35,950,100

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

FIXED ASSETS– Leasehold improvements are recorded at cost and are amortized over the length of the lease which is a two year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a three to five year period. Details of balance of fixed assets at September 30, 2011 are as follows:

	September 30, 2011	December 31, 2010
Leaseholde Improvements	$250,000	$250,000
Machinery & Equipment	534	534
	250,534	250,534
Accumulated Depreciation & Amortization	(146,652)	(44,271)
Net Fixed Assets	$103,882	$206,263

INVENTORY – Consists principally of finished art pieces held for sale valued at the specific-cost to purchase each piece. These are recorded in inventory at the lower of the specifically-identified-cost of each piece (or average cost per piece when purchased in lots of two or greater) or net realizable value at September 30, 2011. There were 439 pieces of finished art in the $518,805 of inventory at September 30, 2011. As art is sold, amounts removed from inventory are the same specific cost values at the time of purchase.

REVENUES – The Company has two principal sources of revenue. Revenues related to the direct sale of art pieces from inventory and commissions on sale of art pieces sold on a consignment basis. The company recognizes revenues at the time goods are delivered to the customers. In the nine months ended September 30, 2011, seven (7) pieces were sold on a consignment basis and nine hundred and seventy (970) pieces were sold from inventory. Commissions earned on a consignment sales average 50% of the end sale price of the art.

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

SEGMENT REPORTING — The company reports all operations under one business segment, the sale of works of art. Three customers accounted for 92% of the company’s revenues in the nine month period. The company sold 75% of revenues in the nine month period ended September 30, 2011 through one Taiwan distributor. Year 2010 and 2011 operations were conducted principally in Taiwan.

FOREIGN CURRENCY TRANSLATIONS — The functional currency of the Company's branch in Taiwan is the New Taiwan Dollar (“NTD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011, the cumulative translation adjustments of $22,077, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2011, other comprehensive loss was $22,077.

The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows: As of September 30, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 30.54. For the nine months ended September 30, 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 29.21. The Company used historical rates for equity.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For the Company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 4—TAXES

Income Taxes

The Company has US based cumulative tax loss carryforwards (NOLs) of approximately $2,303,251 at December 31, 2010, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL expires in year 2026.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of $2,303,251 has been reduced by a related allowance of equal amount at September 30, 2011.

Current income tax liability at September 30, 2011 is $119,457.

US based (loss) before taxes and international based branch income before taxes were ($336,799) and $717,696 (combined pretax income of $380,897), respectively, for the nine month period ended September 30, 2011. Reconciliation of statutory rate to effective tax rate for the six month period ended September 30, 2011 is as follows:

Statutory US Tax Rate	38.00%
State Income Tax Rate Effected	0.00%
Foreign Tax Credit	0.00%
Net Operating Loss Carryforward	-5.30%
32.70%

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

Operating Leases

In August 23, 2010 the company entered into two year a real estate operating lease for it’s initial gallery location in Taiwan. Rental expense under this agreement was $29,154 in the nine months ended September 30, 2011. Future aggregate minimum lease payments will be as follows:

Year	$
2011	8,082
2012	23,000
31,082

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

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of September 30, 2011, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

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

NOTE 9 — RELATED PARTIES

At December 31, 2010 and September 30, 2011 David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) had advanced the company $25,970 and $51,247 respectively, (on a non-interest bearing basis) to support the initial Taiwan operations. Repayment is due upon demand.

In July 2010 Mr. David Chen-Te Yen (Chairman, Director and 42% shareholder of the company) loaned the company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 (Included in accrued expenses) remains unpaid at September 30, 2011.

In July 2010 Mr. Yuan-Ho Chang (Shareholder and consultant to the company), loaned the company $200,000 in demand notes bearing interest at 8%. The related accrued interest of $18,454 (Included in accrued expenses) is unpaid at September 30, 2011.

In the nine month period ended September 30, 2011, Mr. Chang purchased $952 in art work from the company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Result of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of UAN Cultural & Creative Co., Ltd. (the “Company”, “we”, “our”, or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by our Company or any other person that our objectives and plans will be achieved. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with our unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and our audited financials statements and footnotes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 4, 2011.

Description of Business

Background

We formerly were a shell company. We have initiated operations, and are no longer a shell company. To date we have had limited operations and have incurred substantial losses.

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

We experienced a change in control on June 30, 2010, both at the stockholder and director levels as the result of the purchase of 35,095,100 shares of our Common Stock, approximately 95.6 percent of our Common Stock which was issued and outstanding on that date, by eight persons and the simultaneous reconstitution of our Board of Directors (collectively, the “Transaction”). Our new Board of Directors has created a new business plan and we have initiated that business involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

On August, 2010, we amended our Certificate of Incorporation to change our name from Good Harbor Partners Acquisition Corp. to UAN Cultural & Creative Co., Ltd. and effect a one-for-ten reverse stock split of our Common Stock.

On July 23, 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our president and the chairman of our board of directors, and owns approximately 42.11% of our Common Stock. These loans are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds was used to implement our new business plan. The $300,000 loan from David Chen-Te Yen was repaid in December 2010, and $200,000 remained outstanding on September 30, 2011. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

In October and November 2010, we sold 50,000,000 shares of common stock in a private placement for a purchase price of $0.02 per share and aggregate gross proceeds of $1,000,000.

Our Current Business

On August 20, 2010, we signed a lease for our initial art gallery, located in Luzhu Township, Taiwan. We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase from which to initiate our operations. The gallery is now open and provides an elegant and comfortable setting from which we sell our artworks and conduct art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists. We are now conducting business.

The gallery currently opens on weekends during which sell our artworks and conduct art shows and exhibitions that we advertise to potential customers in the geographic area close to the gallery as well as to potential customers in surrounding cities whom our sales force has identified as potential purchases of our art works. During Monday through Friday, the gallery opens by appointment for private showings of our artwork to potential customers. With this approach, we are able to control our operating expenses.

We also are offering customized paintings to our customers through our sales representatives, which include commutative portraits painted by student-artists whom we retain at a low cost to us. In addition, our website, http://www.uanusa.com/main.php, is now operational. It contains a statement of our mission, identifies certain of our featured artists, as well as pictures of certain paintings that we are currently offering for sale at our gallery. We are also offering memberships in a club we have organized called UAN Club. Members can join UAN Club by registering on-line.

We will be subject to numerous risks inherent in developing a new business and new operations and will be subject to the high levels of risks inherent to any new business. Certain of those risks are described in our Annual Report on Form 10-K/A filed with the SEC on August 4, 2011.

Results of Operations

Three Months Ended September 30, 2011 v. September 30, 2010

Net sales were approximately $760,769 for the three months ended September 30, 2011 compared to net sales of $24,996 for the three month ended September 30, 2010, during which latter period we were not fully engaged in our business. Our cost of sales for the three months ended September 30, 2011 was $339,523. We realized a gross margin during that period of $421,246 (55%).

Our operating expenses for the three months ended September 30, 2011 were $138,258, including salaries and related expenses of $40,985, rent in the amount of $8,233 and amortization of leasehold improvements of $28,405. Since we were not engaged fully in a trade or business during the three months ended September 30, 2010, we had no operating expenses during such period.

General and administrative expenses amounted to $150,189 for the three months ended September 30, 2011, compared to $168,423 for the three months ended September 30, 2010, a decrease of $18,234.

Nine Months Ended September 30, 2011 v. September 30, 2010

Net sales were $1,834,345 for the nine months ended September 30, 2011 compared to net sales of $24,996 for the nine months ended September 30, 2010, during which the latter period we were not fully engaged in our business. Our cost of sales and gross margin for the nine month period were $747,657 and $1,086,688 (59%), respectively.

Our operating expenses for the nine months ended September 30, 2011 were $338,152, including salaries and related expenses of $106,240, rent in the amount of $27,190 and leasehold improvement amortization of $87,798. Operating expenses in the nine months ended September 30, 2010 were $0, as we were not a fully operating business in this period.

General and administrative expenses were $336,340 in the nine months ended September 30, 2011. This amount included principally expenses associated with running a public company.

Balance Sheet Discussion

As of September 30, 2011, our total current assets were $1,609,646, total current liabilities were $670,564 and total working capital of $939,082, compared to $914,469, $311,818 and $602,651, respectively, as of December 31, 2010. Current assets at September 30, 2011 included cash and cash equivalents of $656,685 and inventory of $518,805, compared to $377,433, and $504,000, respectively, at December 31, 2010. Included in total assets as of September 30, 2011 are leasehold improvements, net of amortization, of $103,882.

As of September 30, 2011, our total liabilities were $670,564, consisting of note payable to shareholder of $200,000, advances from shareholders of $51,247, income taxes payable $119,457, and accounts payable and accrued expenses of $299,860. At December 31, 2010, total liabilities were $311,818, consisting of accounts payable and accrued expenses of $85,848.

The significant increase in our liabilities for the nine months ended September 30, 2011 compared to December 31, 2010 resulted from expenses related to our business, expenses related to the registration statement we filed with the Securities and Exchange Commission on March 10, 2011 and income taxes payable.

The net cash provided by our operating activities in the nine month period ended September 30, 2011 was $301,329, an increase of $117,623 from that used in the nine months ended September 30, 2010, which net increase was affected primarily by our net income.

Liquidity and Capital Resources

As of September 30, 2011, we had total assets of $1,713,528, including cash and cash equivalents of $656,685, compared with total assets of $1,120,732, including cash and cash equivalents of $377,433 as of December 31, 2010. Our current liabilities as of September 30, 2011, totaling $670,564, are comprised of accounts payable and accrued expenses of $299,860, $119,457 in income taxes payable, and $200,000 in shareholder loans. This compares to current liabilities as of December 31, 2010 of $311,818, comprised of accounts payable and accrued expenses of $85,848 and loans and advances of $225,970. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

On July 23, 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our president and the chairman of our board of directors, and owns approximately 42.11% of our Common Stock. These loans are evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. A portion of these funds was used to implement our new business plan. The $300,000 loan from David Chen-Te Yen was repaid in December 2010, and $200,000 remained outstanding on September 30, 2011. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

We began our business in August 2010. We therefore have a limited operating history from which we can evaluate trends and other factors that may affect our business. We understand that our business will be affected by economic conditions in Taiwan. However, we believe there is an increasing customer appreciation for art works in Asia, particularly in Taiwan and in China. We believe that the market for art works in Taiwan has great potential. However, our primary challenge will be to address that market with the limited capital we have available. Our initial focus is therefore to expand our business in ways that do not require significant capital expenditures and to create name recognition through the promotion of the arts in general, which we expect to accomplish through our sponsorship of art shows, exhibitions, and contests, our relationships with feature artists and through our internet programs. We hope to fund continuing operations and grow our business with the income we generate from operations. If our operations are profitable, we will not have to raise additional funds to continue operating during the next 12 months. However, there can be no assurance that we will not incur operating losses in the future or, if we do, that the amount of the losses we will incur may not be material. We realize that, if we incur operating losses in the future and are unable to raise additional capital, our ability to continue as a going concern will be jeopardized.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4.  Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of September 30, 2011 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: November 18, 2011	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2011	By:	/s/ I-Kai Su
I-Kai Su
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

