Form 10-K
period 2011-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-04-13
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number 000-15341

UAN CULTURAL & CREATIVE CO., LTD.

(Exact name of registrant as specified in its charter)

Delaware	20-3303304
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

1021 Hill Street, Suite 200, Three Rivers, Michigan	49093
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

Common Stock, $.0001 par value
Series A Units
Class W Warrants
Class Z Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $75,506,076, based upon a closing sale price of $2.90 on June 29, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2012, the registrant had outstanding 53,668,778 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

UAN CULTURAL & CREATIVE CO., LTD.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of UAN Cultural & Creative Co., Ltd. (the “Company”, “we”, “our”, or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Explanatory Note

As used in this report, unless the context otherwise requires, the words “we”, “our” and “us” and words of similar import refers to UAN Cultural & Creative Co., Ltd. Specific discussions or comments relating to Good Harbor Partners Acquisitions Corp., our predecessor company, will reference “Good Harbor”.

Background

We were formed on August 10, 2005 as a shell company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry.

We completed our initial public offering on March 15, 2006 based on that business plan. Stockholder funds raised in the offering were segregated in a trust account and we were obligated to return the segregated funds to the investors in the event we did not complete a business combination within 18 months (24 months, under certain circumstances). By the end of the 18-month period we had not engaged in any operations, generated any revenues, or incurred any debt or expenses other than in connection with the initial public offering. Since we were not able to consummate our business plan and no business combination was completed within the required time period, we liquidated the segregated funds held in the trust account, returned the funds to the investors in the offering, redeemed the Class B Common Stock the investors acquired in the offering and reconstituted the company as an ongoing business corporation. As a result of the foregoing, we became a public shell company.

The securities issued in our initial public offering consisted of Class A Common Stock, which is now regular Common Stock; Class W Warrants; Class Z Warrants; Class B Common Stock, which was redeemed from the stockholders when the funds raised in the initial public offering were returned to them and is no longer outstanding; Class A Units, which consisted of two shares of Class A Common Stock and ten Class Z Warrants; and Class B Units, which consisted of two shares of Class B Common Stock and two Class W Warrants.

We experienced a change in control on June 30, 2010, both at the stockholder and director levels, as the result of the purchase of 35,095,100 shares of our Common Stock, approximately 95.6 percent of our Common Stock which was issued and outstanding on that date, by eight persons and the simultaneous reconstitution of our Board of Directors. Our new Board of Directors created a new business plan and we have initiated that business involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the Chairman of our Board of Directors, and owns approximately 42.1% of our Common Stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2011. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $20,077 remains unpaid at December 31, 2011.

In August 2010, we amended our Certificate of Incorporation to change our name to UAN Cultural & Creative Co., Ltd. and effect a one-for-ten reverse stock split of our Common Stock. We commenced operations in August 2011.

In October and November 2010, we completed an “offshore” private placement of 50,000,000 shares of our Common Stock at a price of $0.02 per share, which generated gross proceeds of $1,000,000.

We have used the funds from these loans and from our private placement to initiate and further our art business plan. We hope to fund continuing operations and grow our business with the income we generate from operations. However, there can be no assurance that we will not incur operating losses in the future, in which case additional funds may be required for us to continue as a going concern. We cannot predict the amount of additional funds that we may require.

PART I

ITEM 1. BUSINESS

Overview

We opened our initial art gallery, which is located in Luzhu Township, Taiwan, in July 2010. We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase from which to initiate our operations. We commenced operations from this location because most of our officers and directors live nearby, are familiar with the area, and believe it to have an excellent market potential for our artworks. On March 23, 2012, we opened our second gallery in Tainan, Taiwan. We also acquired furniture, fixtures and improvements, at a cost of approximately $102,000.

Our galleries provide elegant and comfortable settings from which we sell our artworks and conduct art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists. We generally offer for sale paintings that we purchased for resale and paintings we hold for sale on a consignment basis. To date we have sold approximately 1,300 paintings from inventory and seven paintings on consignment. Our sale prices for the paintings we hold in inventory are typically recommended by our chief art consultant, Mr. Yung Chien Wu, who also recommends the paintings we acquire and the prices we pay to the artists. Our profit margin with respect to the paintings we sell from inventory varies from painting to painting. We generally pay the artist 50% of the amount we realize on consignment sales. We are currently offering approximately 250 paintings from inventory and we are holding no paintings for sale on consignment.

The galleries are currently open six days per week, during which we sell our artworks and conduct art shows and exhibitions that we advertise to potential customers in the geographic area close to each galley as well as to potential customers in surrounding cities who our sales force has identified as potential purchasers of our art works.

We also offer on a selective basis customized paintings to our customers through our sales representatives, which include commemorative portraits painted by student artists whom we retain as independent contractors at a low cost to us. In addition, our website, www.uanusa.com, is now operational. It contains a statement of our mission, identifies certain of our featured artists, as well as pictures of certain paintings that we are currently offering for sale at our galleries. We also offer memberships in our club, the UAN Club. We communicate with UAN Club members by e-mail, advising them of items of interest, including artworks we are offering for sale by artists we are featuring. We also inform members of events we are sponsoring at our art galleries, which will give them the opportunity to meet and discuss art with artists and art collectors. We believe that the UAN Club is a platform for us to increase interest in and appreciation of artworks by UAN Club members and also presents a marketing opportunity for us. Members can join UAN Club by registering on-line.

Strategy

We currently have two art galleries located in Luzhu Township and Tainan, Taiwan. Depending upon the availability of working capital, we intend to open additional galleries. We also intend to expand our presence on the internet to facilitate on-line retail sales of our artworks and to increase appreciation for the arts through sponsorship of art clubs and other programs. We expect to continue to sell our artworks at our galleries through sales representatives who are primarily paid on a commission basis. In the future, we also expect to offer our artworks though the internet. We expect to maintain low levels of inventory by acquiring artworks to sell to our customer from artists on a consignment basis. We are offer, on a selective basis, customized paintings to our customers through our sales representatives, which include commemorative portraits painted by student artists whom we retain at a low cost. We also expect to act as an agent for clients who wish to acquire artworks and require assistance in locating the desired artwork as well as certifying ethnicity and value. Our initial focus will be on expanding our business in ways that do not require significant capital expenditures and creating name recognition for the Company through the promotion of the arts in general, which we expect to accomplish through our sponsorship of art shows, exhibitions, and contests, our relationships with feature artists and through our internet programs. Our mission is to increase awareness of the arts, the opportunities that artworks provide as profitable investments and awareness that our business model provides a desirable investment opportunity.

Gallery Operations

We currently lease two galleries that showcase paintings in elegant settings. We have and will continue to conduct weekend exhibitions and other events at the galleries, which events are directly marketed to potential customers by our sales force. Depending on the resources available to us, we expect to open additional galleries in the future. Our galleries will initially be located in the larger cities in Taiwan. Depending on the availability of working capital, we hope to open art galleries in mainland China as well. We recently rented approximately 100 square feet of wall space in an art gallery in Chicago, in which we will display a small number of artworks for a period of approximately 90 days. If customers purchase our artworks during this trial period, we may attempt to lease additional space in the gallery for longer periods of time and/or conduct similar trials in other cities in the United States.

Internet

The internet provides a communication network for us to sell our artwork. In order to take full benefit of this platform we will need additional working capital to buy and/or create software programs which will allow us to efficiently use the internet. We expect to expand this platform as working capital becomes available to do so.

Our website, www.uanusa.com, contains a statement of our mission, identifies featured artists, as well as pictures of the paintings that we are currently offering for sale at our galleries. We are also offering membership in our club, the UAN Club, which members can join by registering on-line. In the future, we intend to modify our website so that we can initiate internet sales of our artworks.

Customized Paintings

We offer to our customers on a selective basis what we refer to as customized paintings which, as we expand our business, should include family portraits, personal portraits, wedding portraits, memorial portraits and paintings commemorating other special events. These paintings will be produced primarily by student artists. See “Student Artists,” below. Our customized paintings may also include theme paintings and paintings that are used to decorate corporate facilities and hotels; a common practice in Taiwan and mainland China. The artworks in these facilities are often designed by persons who specialize in creating a proper atmospheric balance in the building. This concept has a long tradition in Chinese culture. We expect to have arrangements with designers who will provide us with contacts to potential institutional customers in consideration for a commission. We believe we will be able to place increased emphasis on this part of our business plan as we expand our pool of student artists in the future.

Agents

We also expect that our customers will retain us to act as an agent with respect to paintings or other works of fine art they wish to acquire and which we do not have available for sale. We expect to charge commissions for this service and to use consultants who will not only help us locate the desired artwork but also certify ethnicity and value. We believe this approach will provide our clients with the comfort that they are acquiring quality for fair consideration. We believe this service will be valuable to customers who are often exposed to poor business practices in our industry.

Other Products

In the future, we expect to expand our product offerings beyond paintings and to sell sculptures, antiques and other works of art. In doing so, we expect to leverage the business model described above with respect to the expansion of our business in connection with paintings.

Promotion of the Arts

We believe that there is a very large and substantially untapped audience for fine art in Taiwan and mainland China. We intend to promote the awareness of fine art and by doing so create a customer base that will be a significant asset. We expect to use many approaches in promoting the arts, including art shows, contests and exhibitions we sponsor at our galleries and at other facilities. In addition, as described above, we have formed a club, the UAN Club, that promotes the arts and encourages club members who wish to learn more about fine art and potentially acquire artworks as an investment.

Marketing and Sales

Our marketing and sales strategy is currently a direct sales approach. Potential customers are identified by our sales force and other members of our staff and are invited to our galleries and to exhibitions that we sponsor. Our current sales staff consists of two employees who are compensated on a fixed salary plus discretionary bonuses basis that typically are based on sales and can be considered as similar to commissions. These commissions are paid as a bonus and only after the sale and shipment of the artwork, are set at fixed percentages of the sales and are generally three percent of the sale price. Other members of our staff, who are dedicated exclusively to sales, also help with our sales efforts. Our sales staff is supported by approximately 20 independent contractors who work part-time and on as as-needed basis.

Our sales staff is now contacting potential customers around our galleries in Luzhu Township and Tainan, Taiwan. However, we expect the geographic range of these efforts to increase as we expand our operations and open additional galleries and complete our internet sales platform. Using a direct-sales model allows us to penetrate the market without the need to spend large amounts of capital before sales are generated. The highest cost of customer acquisitions are the commissions paid on sales. Our marketing program includes sponsoring art shows, contests, specialized showings, meetings, cocktail parties and other gatherings for the benefit of customers, featured artists and for the promotion of the arts in general. We also direct potential customers to our website, which from time to time features individuals, including art critics, well known in Taiwan and mainland China.

We intend to showcase student artists by holding special exhibits and events in our galleries and in different locations initially in Taiwan and subsequently mainland China and other locations. Through this means we expect the artists to gain recognition which may allow us to increase prices for their work.

In 2011, we implemented a marketing theme called “Love Taion 100%” to celebrate the 100th anniversary of Taiwan. The central premise of this program was to select a single piece of art representing each town or region in Taiwan. In this program, we sponsored art competitions in major towns and cities for student artists and others. The winner of the contest was selected by a panel of judges chaired by Mr. Yung Chien Wu, a renowned artist who is a consultant to us. Through this process, we developed a list of local artists, some of whom have been commissioned to produce artworks that we will sell in the ordinary course of our business. We believe that our sponsorship of this program has created favorable public relations and name recognition for us in Taiwan and that, over time, this program will be a major source of art and artists for us. This program, together with our website, are our major marketing efforts to date. Depending on available resources, we hope to increase and diversify our marketing efforts in the future.

Production and Fulfillment

Because the artworks that we sell include paintings that we sell on consignment and, on occasion, customized paintings that are specially ordered by customers before they are produced, we believe we will be able to maintain low levels of inventory so as to both reduce our risk and preserve our extremely limited working capital. We expect that much of our merchandise will be created after the orders have been placed, which would eliminate the need to maintain high levels of inventory. Our strategy includes focusing on art that is pre-sold or readily saleable (either due to price or quality).

Student Artists

Through the efforts of our consultant Yung Chien Wu, we are developing relationships with several well-known educational institutions that have excellent art programs, including Fu-Hsin Trade and Art School, National Taiwan Normal University College of Arts, China Academy of Art, China Central Academy of Fine Arts and Sichuan Fine Arts Institute. Often, art students in these institutions are very talented but have little financial support. We intend to select the most talented of these students and enter into contracts with them to perform services on our behalf. To date, we have entered into contracts with approximately 20 student artists. We expect that student artists will paint most of the customized paintings that we sell to our customers in the ordinary course of our business. Student artists will also provide paintings for us to sell to our clients. We hope that through this means we will insure a significant, inexpensive supply of artworks and insure high quality artists for our customized paintings business. Lastly, we believe that the relationships that we develop with new artists will form the basis of future relationships with them if they become well known and their art can be sold at higher prices.

Customers and Target Market

Management believes that the worldwide market for collectibles is between $60 billion and $120 billion annually. With the penetration of the personal computer and the internet into most nations, we also believe that this market will grow at a healthy pace over the next two decades.

There is no geographic exclusivity to our business. Artworks can be sold in any jurisdiction in which there is a current market or where art appreciation can be created. Although our initial focus is Taiwan, over time we hope to expand our business into mainland China and other jurisdictions. Our customer base could potentially include everyone who admires fine art. We believe that both the Taiwan and mainland China markets need to be developed, however, and that we will be required to generate increased awareness of the arts through our galleries and the programs that we expect to sponsor.

Brand

We believe that our image and name will be very important to our overall and long-term success. We expect that our relationships with student artists will provide a platform to enhance our operations as the recognition of their talents increases, in part though our efforts. Student artists make personal appearances at exhibitions and events to help promote awareness of their work and our brand name. The name UAN is supported in all aspects of our marketing, in order to position us as a unique business with quality merchandise within the art community.

Government Laws and Regulations

Many of our activities are or may become subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, and value added sales taxes. We do not expect that such regulations will impose a material impediment to our business, but do affect the market generally, and a material change in such regulations could adversely affect our business.

Seasonality

Our industry can be subject to seasonal variations in demand. For example, sales in the first quarter of the calendar year decline because relatively little commerce is conducted in Taiwan during Chinese New Year, which is celebrated over a two-week period commencing in late January or early February. We expect to experience the same effect if and when we open galleries in mainland China. Quarterly results may also be materially affected by the timing of the introduction of featured artists and our customized painting offerings may be in highest demand in the spring and early summer months when weddings are more frequent due to weather conditions. Seasonality may have a greater affect on us as we expand our operations into other areas. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Patents and Trademarks

We do not currently have any patent or trademark protection. Even if we determine that it is feasible to file for trademark protection, we would have no assurance that doing so will prevent competitors from using the same or similar names, marks or concepts.

Competition

There are many companies substantially larger than us that have been cultivating the fine art industry in Taiwan and mainland China for a number of years. For example, Sotheby’s and Christie’s each have a presence in these markets and are expanding. There are also numerous small galleries and dealers in both Taiwan and mainland China that sell artwork. Most of these companies have more experience and substantially greater financial resources than we do. The Taiwanese government and various foundations sponsor events that may compete with events we sponsor. We also compete with internet-based companies that sell artwork through sites on the internet and with individual artists who have created their own sites. Competition in our industry is very substantial. However, we believe that, in the segment of the art market in which we are initially operating, many of our competitors are not well organized and have no clear mission. We believe that, if we are able to successfully implement our business plan, we will be able to compete against these companies as well as against other companies with poor reputations in the market or which sell low-quality merchandise at high prices.

Employees

Our Chief Executive Officer, our Chief Financial Officer and the manager of our branch in Taiwan all provide their services on a part-time basis. As of March 31, 2012, we had 16 full-time employees and approximately 20 individuals who are independent contractors. No employee is represented by a labor union. We anticipate employing additional personnel as needed for the operation of our business. Two of our consultants and two of our employees (including our Chief Financial Officer) are responsible for our financial and accounting functions. We employ a Branch Manager in Taiwan, who is also a member of our Board of Directors. Other employees are responsible for our website, the procurement of artworks, the preparation of descriptions and photographs of our artworks, sales and other aspects of our business. One of our consultants, Yung Chien Wu, is well-known in the art world and provides us with essential assistance with respect to the creative side of our business. We also retain, on an as need basis, an interpreter to assist us with language translation.

ITEM 1A.   RISK FACTORS

An investment in the Company involves a high degree of risk. Prospective investors should carefully consider the risks described below before making a decision to buy our Common Stock. If any of the following risks actually occurs, we may not be able to continue as a going concern. In that case, stockholders would likely lose their entire investment. Readers should also refer to the other information in or incorporated into this report, including our financial statements and the related notes. Except for historical information, the information in this report contains “forward-looking” statements about our existing and future business and performance. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date of this report. The risks described below address some of the factors that may affect our future operating results and financial performance.

Risks Related to Our Financial Condition

Depending in part on the revenue we realize from operations, we may need additional infusions of capital, which may result in dilution to our stockholders’ ownership and voting rights in our Company.

We hope to fund continuing operations and to grow our business with the income we generate from operations. However, based upon our current cash reserves, operations and forecasted operations, we believe that we may need outside funding to provide the working capital necessary to expand our business. Our need for additional capital to finance our business strategy, operations, and growth will arise should, among other things, revenue or expense estimates prove to be incorrect. This would likely occur if we incur operating losses in the future or our operating income remains at low levels. If this were to occur and we fail to arrange for sufficient capital in the future, we will not be able to expand operations until we can obtain adequate financing. Moreover, operating losses incurred in the future may jeopardize our ability to continue as a going concern. We cannot predict the amount of additional financing that may be required. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. Debt financing must be repaid regardless of whether or not we generate profits or sufficient cash flow from our business activities to satisfy the obligations. Equity financing will result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our Common Stock.

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

We were organized in August 2005 and had no operations from our inception until August, 2010 from which to evaluate our business and prospects. Prior to June 30, 2010, most of our activities have been centered on attempting to consummate a business combination and other start-up activities. We have had limited revenue until recently. There can be no assurance that our current operations and /or our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, our stockholders would likely lose their entire investments. We face all of the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and managements’ potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably or perhaps at all and we may not have adequate working capital to meet our obligations as they become due.

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

We market artworks on a retail basis, through our art galleries and sales staff and intend to do so on the internet in the future. We intend to expand our operations when we have the working capital to do so. Our performance depends, in large part, on our ability to develop relationships with potential customers who will purchase artworks in sufficient quantities to make us profitable. We have no long-term contracts or other contractual assurances of supply, pricing or access to new artworks. We may never develop sufficient customers or relationships with artists, which would negatively impact our operations and our proposed operations. Also, because we intend to maintain low levels of purchased inventory, our inability to obtain particular merchandise on consignment could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us, or that an inability to acquire suitable merchandise, or the loss of one or more key sources of supply to us, will not have a material adverse effect on our financial condition and results of operations. As a result, we may never become profitable. An investor could lose his entire investment.

We initially depend on only two art galleries to conduct our operations.

Our initial operations will be substantially reliant upon the success of our initial two art galleries, one of which first opened on March 23, 2012. If our art galleries operate at a loss, it would have a negative impact on our business. While we have casualty insurance to protect us against damage and loss of the paintings held at our galleries, such insurance may be insufficient to protect us from any losses we incur and would not protect us from the disruption in our operations that would likely result from any material damage to, or loss of, our artworks due to fire, flooding or other causes, which would have a material adverse effect on our financial condition, business and prospects.

We may be subject to additional risks associated with doing business in foreign countries.

We expect to distribute our artworks in Taiwan, mainland China and other foreign countries, and face significant additional business risks associated with doing business in those countries. In addition to the language barriers, as a result of doing business in foreign countries, we may encounter different presentations of financial information, different business practices and other cultural differences and barriers that may make it difficult to evaluate business decisions or transactions, ongoing business risks resulting from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability which may be exacerbated in various foreign countries. There can be no assurance that we would be able to enforce business contracts, repatriate local funds or protect our intellectual property rights in foreign countries.

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

If we are successful in opening galleries and conducting business in mainland China (the “PRC”), we will be subject to the risks inherent in operating a business in that jurisdiction. These risks include, but are not limited, to the following:

(i)	the PRC legal system has inherent uncertainties that could limit the legal protections available to us;

(ii)	PRC economic reform policies or nationalization could result in a loss of our total investment in the PRC;

(iii)	we may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC;

(iv)	government control of currency conversion and the fluctuation of PRC currency, the renminbi, may materially and adversely affect our operations and financial results;

(v)	the economy of China has been experiencing unprecedented growth, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy polices, any of which would have an adverse effect on us;

(vi)	a downturn in the Chinese economy may slow down our growth and profitability; and

(vii)	any occurrence of serious infectious diseases, such as recurrence of severe acute respiratory syndrome (SARS), causing widespread public health problems, could adversely affect our business and result of operations.

Government laws and regulations may restrict our ability to conduct business.

Many of our activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes, which, for example, apply in Taiwan. Additionally, we expect to pay income taxes in foreign jurisdictions. We do not believe that such regulations impose a material impediment to our business, but do affect the market generally, and a material change in such regulations adversely could affect our business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property we offer for sale or could increase the cost of moving property to such locations.

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

We have not previously conducted marketing programs according to practices common to internet-based industries. The costs for new information technology systems needed to efficiently engage in internet sales could be substantial, as could the amount of time needed to acquire and implement such systems. The inability to create or purchase the technology required, or to do so in a timely and cost effective manner, could have a material adverse effect on our financial condition and results of operations.

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

Depending on the countries in which we sell our artworks, our business may be subject to seasonal fluctuations in sales, which can result in fluctuating quarterly results in our operations.

Our industry can be subject to seasonal variations in demand. For example, sales in the first quarter of the calendar year decline because relatively little commerce is conducted in Taiwan during Chinese New Year, which is celebrated over a two-week period commencing in late January or early February. We expect to experience the same effect if and when we open galleries in mainland China. Quarterly results may also be materially affected by the timing of the introduction of featured artists and our customized painting offerings may be in highest demand in the spring and early summer months when weddings are more frequent due to weather conditions. Seasonality may have a greater affect as we expand our operation into other areas. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Significant deviation from projected demand for merchandise could have a material adverse effect on our financial condition and quarterly or annual results of operations.

Our directors and officers will have substantial influence over our operations and control substantially all business matters.

Our officers and our directors are responsible for conducting our day-to-day operations. Most of them acquired stock in the change of control transactions and our private placement in 2010. Many of them lack experience managing public companies. We will not benefit from the multiple judgments that a greater number of directors or officers may provide, and we rely completely upon the judgment of our officers and directors in making business decisions.

Our success is dependent upon the continued services of management and two consultants. We currently do not have key man insurance on any key personnel.

Our success is dependent on the continued efforts of Parashar Patel, our Chief Executive Officer, and David Chen-Te Yen, our President, and the services rendered by two consultants, Yung Chien Wu and Yuan-Hao Chang. The loss of any of these individuals would have a material adverse effect on our operations. We anticipate that we will need to hire additional skilled personnel in all areas of our business in order to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key man” life insurance on the life of any of our employees. To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons. There can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Our management has limited experience in managing a public company. Our inability to continue to operate as a public company could cause out stockholders to lose their entire investment in us.

Our management has limited experience in managing a public company. We have limited experience in complying with the various rules and regulations which are required of a public company, including the reporting requirements of the applicable securities laws. As a result, we may have difficulty complying with applicable securities laws, even if our operations are successful. We plan to comply with all of the various rules and regulations applicable to public companies. However, if we fail to do so, our stockholders could lose their entire investment in us.

A part of our strategy requires us to develop and maintain relationships with student artists.

Our strategy depends on developing and maintaining relationships with artists, student-artists and others. These relationships are of particular importance to us with respect to our customized paintings, since we expect that young artists will paint this artwork for us at a low cost. These artists will also provide artwork for us to sell in the ordinary course of our business and provide an important source of artwork for us as their reputations increase. We will need to develop and maintain relationships with these independent artists. There can be no assurance, however, that we will be able to develop and maintain these relationships. If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on our operations. Further, if our relationship with a young artist is terminated, particularly one who has been featured by us, it is likely our business will be disrupted until a replacement is identified and the relevant services are procured.

The failure to manage growth effectively could have an adverse effect on our business, financial condition and results of operations.

If we are successful in opening additional galleries and initiating internet sales of our artworks, we will be required to deliver large volumes of quality merchandise to our customers on a timely basis at a reasonable cost to those customers. Such demand can also create working capital issues for us, as we need increased liquidity to fund purchases of artworks, supplies and other items. It will also place a significant strain on our management, administration and operational resources. We will also be required to continue improving our operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on our business, financial condition and results of operations. We cannot give any assurances, however, that our business will rapidly grow or that our efforts to implement and expand our business will be successful.

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

Our officers, directors and consultants will also allocate their time to other businesses, and such other affairs could limit their attention to our activities.

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

The rights of our stockholders may be limited as we conduct substantially all of our operations in Taiwan, and a substantial portion of our assets and four of our five directors and officers reside outside the United States.

Although we are incorporated in Delaware, substantially all of our operations are conducted in Taiwan. As such, substantially all of our assets are located in Taiwan. In addition, four of five of our directors and officers reside outside the United States, and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for stockholders to bring an action against us or against these individuals in the United States in the event that stockholders believe that their rights have been infringed under applicable securities laws or otherwise. Even if stockholders are successful in bringing an action, the laws of Taiwan may render them unable to enforce a United States judgment against our assets or the assets of our directors and officers. In addition, a U.S. or foreign plaintiff may lack standing or otherwise be unable to bring a lawsuit in a Taiwanese court, including a case which is predicated upon U.S. securities laws.

For judgments obtained in courts outside of Taiwan to be recognized and enforceable in Taiwan without review of the merits, the Taiwan court in which the enforcement is sought must be satisfied that: the foreign court rendering such judgment has jurisdiction over the subject matter in accordance with the Taiwan law; the judgment and the court procedure resulting in the judgment are not contrary to the public order or good morals of Taiwan; the judgment is a final judgment for which the period for appeal has expired or from which no appeal can be taken; if the judgment was rendered by default by the foreign court, the defendant was duly served in the jurisdiction of such court within a reasonable period of time in accordance with the laws and regulations of such jurisdiction, or process was served on the defendant with the Taiwan judicial assistance; and the judgments of Taiwan courts are recognized and enforceable in the foreign court rendering the judgment on a reciprocal basis.

Risks of the issuance of preferred stock and of the anti-takeover effects of certain special charter and by-law provisions

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

In addition, our Certificate of Incorporation provides for a classified Board of Directors. This could inhibit a change of control of the Company because it will take at least two annual meetings to change control of the Board of Directors by stockholder vote.

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

Certain Factors Relating to Our Industry

Intense competition in our market could prevent us from achieving sustained profitability. We may not continue to be profitable, may fail as an organization, and our stockholders could lose some or all of their investment.

There are many companies substantially larger than us that have been cultivating the fine arts industry in Taiwan and mainland China for a number of years. For example, Sotheby’s and Christie’s each have a presence in these markets and are expanding. There are also numerous small galleries and dealers in both Taiwan and mainland China that sell artwork. Most of these companies have more experience and substantially greater financial resources than we do. The Taiwanese government and various foundations sponsor events that may compete with events we sponsor. Furthermore, we complete with internet-based companies that sell artwork through sites on the internet and with artists who have created their own sites. Competition in our industry is very substantial. Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

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

Demand for our art and other collectible merchandise will be affected by the general economic conditions in Taiwan and mainland China. When economic conditions are favorable and discretionary income increases, purchases of non-essential items such as art and other collectible merchandise generally increase. When economic conditions are less favorable, sales of art and other collectibles generally decline. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

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

There could be significant volatility in the volume and market price of our Common Stock, and this volatility may continue in the future. Our Common Stock is listed on the over-the-counter Bulletin Board and there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our Common Stock and the relative volatility of such market price.

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

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

There is limited liquidity on the OTC Bulletin Board.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our Common Stock is thinly traded, so stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

Our Common Stock is currently quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock and as a result, the market value of our Common Stock likely would decline.

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

Stockholders may be unable to sell their Common Stock at or above their purchase price, which may result in substantial losses to investors.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of April 11, 2012, there were 53,668,778 shares of our Common Stock outstanding. Also, we have issued warrants and other instruments to acquire 822,500 shares of our Common Stock. The average daily trading volume for our stock on the OTC Bulletin Board has been very low. Sales of substantial amounts of Common Stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of Common Stock at prices that may be below the then current market price of the Common Stock, could adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

Investors’ ownership interest, voting power and the market price of our Common Stock may decrease because we may issue a substantial number of shares of our Common Stock or securities convertible or exercisable into our Common Stock.

In the future we may issue shares of Common Stock, options, warrants, preferred stock or other securities exercisable for or convertible into our Common Stock to raise money to expand our business or for other purposes. If additional sales of equity occur, investors’ ownership interest and voting power in us will be diluted and the market price of our Common Stock may decrease.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and in the future will require a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

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

Our Common Stock is classified as a “penny stock,” as that term is generally defined in the Securities Exchange Act of 1934. Our Common Stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

The Securities and Exchange Commission has adopted regulations that generally define a so-called “penny stock” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 11, 2012, the last reported closing sale price of our Common Stock was $2.90 per share and, therefore, it is designated a “penny stock.” As a “penny stock,” our Common Stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Because of these regulations, broker-dealers may not wish to engage in the paperwork and disclosures described above and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of our stockholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our Common Stock. In addition, the liquidity for our Common Stock may decrease, with a corresponding decrease in the price of our Common Stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their Common Stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.   PROPERTIES

We presently operate out of an office in Three Rivers, Michigan, which is provided to us without charge by an entity owned by family members of our Chief Executive Officer, an art gallery of approximately 7,600 square feet located at Luzhu Township, Taiwan and a second gallery of approximately 7,000 square feet located in Tainan, Taiwan. Our telephone number is (586) 530-5605. The initial term of the lease for our initial art gallery is two years commencing on August 25, 2010, and provides for base rent of NTD 95,000 (approximately US$3,200 at exchange rates prevailing as of April 2012) per month. The initial term of the lease for our second art gallery is two years commencing on April 5, 2012, and provides for base rent of NTD 80,000 (approximately US$2,700 at exchange rates prevailing as of April 2012) per month. We intend to establish additional corporate facilities and art galleries as we expand our operations.

ITEM 3.   LEGAL PORCEEDINGS

We are not involved in any lawsuit outside the ordinary course of business the disposition of which would have a material effect upon either their results of operations, financial position, or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $.0001 per share. The Common Stock trades on the OTC Bulletin Board under the symbol UCCC. Quarterly high and low bid prices for our Common Stock were as follows for the quarterly periods indicated:

Quarter Ending:

2010 Calendar Year:

3/31/10	6/30/10	9/30/10	12/31/10
$2.00 - $2.10	$0.50 - $0.50	$0.50 - $1.00	$0.10 - $2.00

2011 Calendar Year:

3/31/11	6/30/11	9/30/11	12/31/11
$2.00 - $2.90	$2.50 - $3.00	$2.90 - $2.94	$2.90 - $2.93

The quarterly highs and lows are not provided with respect to Class B Common Stock because trading of the Class B Common Stock was halted on February 1, 2008 or for our Class A Units, Class B Units, Class Z Warrants and Class W Warrants, each of which trade infrequently and sporadically on the OTC Bulletin Board.

As of April 11, 2012 the last closing bid price for our Common Stock was $2.90 per share.

Security Holders

On the close of business on April 11, 2012, taking into account the 1-for-10 reverse split of our Common Stock, there were 53,668,778 shares of our Common Stock outstanding, which were held of record by ten stockholders, not including persons or entities that hold the stock in nominee or “street” name through various brokerage firms.

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

None.

.

Issuer Purchases of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by the item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Year ended December 31, 2011 v. December 31, 2010

Revenues

Sales revenues for the years ended December 31, 2011 and 2010 were $2,261,081 and $166,944, respectively, an increase of $2,094,137 or approximately 1,250%. The increase in revenues was primarily attributable to the opening of our first gallery in July, 2010, following a change of control of the Company on June 30, 2010.

Cost of Sales and Gross Profit

Cost of sales for the years ended December 31, 2011 and 2010 were $911,667 and $0, respectively, an increase of $911,667. Our gross profit for the years ended December 31, 2011 and 2010 were $1,349,413 and $166.944, respectively. Gross margin for the year ended December 31, 2011 was approximately 59.7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were $1,134,119 and $353,666, respectively, an increase of $780,453 or approximately 221%. Our operating expenses for the year ended December 31, 2011 consisted of advertising expenses of $140,386, salaries and related expenses of $182,938, rent in the amount of $38,343, professional fees in the amount of $233,282 and leasehold improvement amortization of $131,363, compared to salaries and related expenses of $68,839, rent in the amount of $13,062, professional fees in the amount of $150,975, and leasehold improvement amortization of $44,271 for the year ended December 31, 2010, during which latter period we were not fully engaged in our business.

Other Expenses

Other expenses for the year ended December 31, 2011 amounted to $12,293, as compared to $16,673 for the year ended December 31, 2010. These expenses consist of interest on related party loans.

Provision for Income Tax

Income tax provision for the year ended December 31, 2011 was $32,942, compared to $0 for the year ended December 31, 2010, an increase of $32,942. The increase of income tax provision was the result of the increase in income before tax, primarily driven by the increase in sales revenue and increased gross margin. Our effective income tax rate for the year ended December 31, 2011 was apprixmately16%.

Net Income (Loss)

We had a net income from operations of $170,057 for the year ended December, 31, 2011, compared to a net loss of $203,295 incurred in the year ended December 31, 2010. Our net income growth in 2011 is attributable to the opening of our first gallery in July 2010. Our net loss in 2010 included operating expenses relating to the operation of our new business of $135,657.

Liquidity and Capital Resources

As of December 31, 2011, our total assets were $1,452,949, total liabilities were $485,706, and shareholders’ equity was $1,452,949, compared to $1,120,732, $311,818 and $1,120,732, respectively, as of December 31, 2010. Current assets at December 31, 2011 were $1,309,781, including cash and cash equivalents of $441,448 and inventory of $441,607, compared to $909,469, $377,433 and $504,000, respectively, at December 31, 2010. Included in total assets as of December 31, 2011 are leasehold improvements of $74,900 and other assets of $68,268, compared to $206,263 and $5,000, respectively, as of December 31, 2010.

As of December 31, 2011, total liabilities were $485,706, consisting of accrued expenses of $123,974, advances from related parties of $99,991 and accounts payable of $93,206. As of December 31, 2010, total liabilities were $311,818, consisting of notes payable to shareholders of $200,000, and accounts payable and accrued expenses of $85,848.

The significant increase in accrued expenses for the twelve months ending December 31, 2011 compared to December 31, 2010 resulted primarily from leasing and opening our art galleries in Taiwan and expenses related to the commencement of our business.

Cash and cash equivalents as of December 31, 2011 increased by $64,015 as compared to December 31, 2010.

The net cash generated by our operating activities in the year ending December 31, 2011 was $201,722, compared to a net use of cash of $613,297 in the year ended December 31, 2010. This increase in cash generated was due primarily to our operating income in 2011.

Net cash used in financing activities in the year ended December 31, 2011 was $125,979, compared to $1,225,688 generated from financing activities in the year ended December 31, 2010. The net increase in cash used in financing activities in 2011 resulted primarily from the repayment of $200,000 in loans from shareholders, offset in part by other advances from shareholders.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the Chairman of our Board of Directors, and owns approximately 42.1% of our Common Stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2011. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $20,077 remains unpaid at December 31, 2011. In October and November 2010 we completed an “offshore” private placement of 50,000,000 shares of our Common Stock at a price of $0.02 per share, which generated gross proceeds of approximately $1,000,000. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by the item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by the item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by this item is set forth beginning on page 23 and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, who are responsible for all financial and accounting matters during this reporting period, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011. These controls and procedures are meant to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before April 29, 2012.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before April 29, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MENAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before April 29, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before April 29, 2012.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before April 29, 2012.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1. Financial Statements

Our financial statements required by this Item are submitted in a separate section beginning on page 23 of this Report.

2. Financial Statement Schedules:

None

3. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	By-laws

3.3 (3)	Certificate of Amendment of Certificate of Incorporation filed August 27, 2010

10.1 (3)	Lease Agreement dated August 25, 2010 between the Company and the landlord with respect to the art gallery located in Luzhu Township, Taiwan

10.2 (3)	Contract of sale dated August 20, 2010 between the Company and Cheng Ban Interior Design Ltd. with respect to furniture and fixtures and other items to be used in the gallery located in Luzhu Township, Taiwan

10.3 (3)	Contract of sale dated August 20, 2010 between the Company and Mr. Yung Chien Wu for the purchase of seven paintings

10.4 (3)	Consignment Sale Agreement dated August 1, 2010 between the Company and Mr. Yung Chien Wu with respect to ten paintings

10.5 (4)	Lease Agreement dated April 5, 2012 between the Company and the landlord with respect to the art gallery located in Tainan, Taiwan

10.6(4)	Contractor’s Agreement dated January 10, 2012 between the Company and Chenbang Interior Decoration Co., Ltd. with respect to the construction and decoration of the gallery in Tainan, Taiwan

10.7 (3)	Form of Employment Agreement between the Company and various employees

10.8 (5)	Demand Promissory Note issued by the Company to David Chen-Te Yen on July 23, 2010 in the amount of $300,000

10.9 (5)	Demand Promissory Note issued by the Company to Yuan-Hao Chang on July 23, 2010 in the amount of $200,000

14 (5)	Code of Ethics

31.1	Certification of Parashar Patel, Chief Executive Officer and Secretary.

31.2	Certification of Chung Hua Yang, Chief Financial Officer.

32.1	Certification of Parashar Patel, Chief Executive Officer and Secretary, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chung Hua Yang, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.
(4)	Filed herewith.
(5)

Filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by this reference.

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of UAN Cultural & Creative Co., Ltd.

We have audited the accompanying balance sheets of UAN Cultural & Creative Co., Ltd. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Cultural & Creative Co., Ltd. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Yichien Yeh, CPA
Oakland Gardens, New York April 6, 2012

UAN Cultural & Creative Co., Ltd.

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$441,448	$377,433
Accounts and notes receivable	307,793	-
Inventory	441,607	504,000
Advance to officer & shareholder	-	28,036
Other current assets	118,933	-
Total current assets	$1,309,781	$909,469

Fixed assets, net (Note 4)	74,900	206,263
Other assets	68,268	5,000
Total assets	$1,452,949	$1,120,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$93,206	$41,970
Accrued expenses	123,974	43,878
Notes payable	39,645	-
Deposit from customers	31,925	-
Other payables	6,457	-
Demand Notes Payable to shareholder (Note 7 and 10)	-	200,000
Advances from related parties (Note 10)	99,991	25,970
Income Taxes Payable (Note 5)	31,510	-
Total current liabilities	426,708	311,818

Long Term Notes Payable	58,998	-

Total liabilities	485,706	311,818

Commitments & Contingencies (Note 6)	-	-

Stockholders' Equity (Notes 2, 8 and 9):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on December 31, 2011 and December 31, 2010	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,048,134	3,078,134
Accumulated deficit	(2,074,530)	(2,244,587)
Accumulated other comprehensive loss	(11,728)	-
Treasury Stock, 120,000 common shares	-	(30,000)
Total stockholders' equity	967,243	808,914
Total liabilities and stockholders' equity	$1,452,949	$1,120,732

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Operations and Comprehensive Income

	For the year ended
	December 31, 2011	December 31, 2010

Revenue	$2,261,081	$166,944

Cost of Sales	911,667	-

Gross Margin	$1,349,413	$166,944

Operating expenses:
Selling, general & administrative expenses	1,134,119	353,666
Total operating expenses	1,134,119	353,666

Income (Loss) from operations	215,294	(186,722)

Other income/(expenses)
Interest income (expense), net	(12,293)	(16,573)
Total other income/(expenses)	(12,293)	(16,573.00)

Income (Loss) before provision for income taxes	203,001	(203,295)

Provision for income taxes (Note 5)	32,945	-

Net Income (Loss)	$170,057	$(203,295)

Weighted average number of common shares outstanding, basic	53,552,708	35,950,100

Net Income (Loss) per share, basic	$0.003	$(0.006)

Weighted average number of common shares outstanding, diluted	53,552,708	35,950,100

Net Income (Loss) per share, diluted	$0.003	$(0.006)

Comprehensive Income
Net income (loss)	$170,057	$(203,295)
Other comprehensive income (loss)	(11,728)	-
Comprehensive income	$158,329	$(203,295)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Stockholders Equity (Deficit)

								Accumulated
			Common Stock,		Additional		Accumulated	Other
	Common Stock		Class B		Paid-In	Treasury	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	Income (Loss)	Total

Balance, December 31, 2008	672,708	$55	-	$-	$1,990,700	$-	$(1,986,625)	$-	$4,130

Net loss for the period							(54,667)		(54,667)
Sale of common shares - Proceeds of $30,000 (Note 7)	120,000	12			29,988				30,000
Sale of common shares - Proceeds of $30,000 (Note 7)	3,000,000	300			29,700				30,000
Repurchase of common shares - 120,000 shares (Note 7)	(120,000)					(30,000)			(30,000)

Balance, December 31, 2009	3,672,708	$367	-	$-	$2,050,388	$(30,000)	$(2,041,292)	$-	$(20,537)

Net loss for the period							(203,295)		(203,295)
Sale of common shares - Proceeds of $999,718	50,000,000	5,000			994,718				999,718
Capital contribution cancellation of notes payable and accrued expense					33,028				33,028

Balance, December 31, 2010	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,244,587)	$-	$808,914

Retirement of treasury stock					$(30,000)	$30,000			-
Comprehensive Income:
Net income for the period							170,057		170,057
Foreign currency translation gain(loss)								(11,728)	(11,728)
Total Comprehensive Income									158,329

Balance, December 31, 2011	53,672,708	$5,367	-	$-	$3,048,134	$-	$(2,074,530)	$(11,728)	$967,243

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statement of Cash Flows

	For the year ended
	December 31, 2011	December 31, 2010

Cash Flows from Operating Activities
Net income (loss) for the period	$170,057	$(203,295)
Depreciation and amortization expense	131,363	44,271
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued expenses converted to capital	-	9,027
Changes in operating assets and liabilities:
(Increase) Decrease in advances to officer and shareholders	28,036	-
(Increase) Decrease in accounts and notes receivable	(307,793)	-
(Increase) Decrease in inventory	62,393	(504,000)
(Increase) Decrease in other assets	(182,201)	(33,036)
Increase (Decrease) in accounts payable & accrued expenses	131,332	73,736
Increase (Decrease) in notes payable	98,643
Increase (Decrease) in deposit from customers	31,925
Increase (Decrease) in other payables	6,457
Increase in income tax payables	31,510	-
Net cash provided by (used in) operating activities	201,722	(613,297)

Cash Flows from Investing Activities
Purchase of leasehold improvements	-	(250,533)
Net cash provided by (used in) investing activities	-	(250,533)

Cash Flows from Financing Activities
Advances from shareholders	74,021	25,970
Proceeds from demand notes payable	-	500,000
Repayment of demand notes payable	(200,000)	(300,000)
Proceeds from the issuance of common stock	-	999,718
Net cash provided by (used in) financing activities	(125,979)	1,225,688

Effect of exchange rate change on cash	(11,728)	-

Net increase in cash and cash equivalents	64,015	361,858

Cash and cash equivalents
Beginning of period	377,433	15,575
End of period	$441,448	$377,433

Supplemental disclosure of non-cash financing activities:
Cancellation of convertible debt	$-	$24,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$2,720
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UAN CULTURAL & CREATIVE CO., LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

UAN Cultural & Creative Co., Ltd (formerly named Good Harbor Partners Acquisition Corp) (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the Company’s initial public offering on March 15, 2006 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering and prior to June 30, 2010 related to the identification and investigation of a Target Businesses. The Company’s plan had been to identify a quality investment opportunity in an operating business, not limited to the security industry, which could benefit from a reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

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

NOTE 2 — OFFERING

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

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units. The UPO expired on March 7, 2011.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are deposits in financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

ACCOUNTS AND NOTES RECEIVABLE

These amounts represent sales to customers in the ordinary course of business. Ninety percent of the notes receivable are due within 90 days and the remainder balance within one year.

INVENTORY

Inventory consists principally of finished art pieces held for sale valued at the specific-cost to purchase each piece. The Company accounts for inventory at the lower of the specifically-identified-cost of each piece (or average cost per piece when purchased in lots of two or greater) or net realizable value. As art is sold, amounts removed from inventory are the same specific cost values at the time of purchase.

FIXED ASSETS, NET

Leasehold improvements are recorded at cost and are amortized over the length of lease which is a two year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a three to five year period.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows. The Company has not identified any such impairment losses to date.

NOTES PAYABLE

Notes payable are amounts due to vendors or service providers which are classified into current and non-current portion based on its maturity date. These notes are non-interest.

CONCENTRATION OF CREDIT RISK

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

COMPREHENSIVE INCOME

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period and Class B common stock outstanding prior to its redemption. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The average market price of the common shares is below the exercise price of the outstanding warrants therefore not included in the calculation for dilutive share.

The computation of basic and diluted earnings (loss) per share for the years ended December are as follows:

	2011	2010
Numerator:
Net Income (Loss)	$170,057	$(203,295)
Denominator
Weighted average common shares outstanding – basic	53,552,708	35,950,100
Dilution associated with Class Z Warrants	-	-
Weighted average common share outstanding – diluted	53,552,708	35,950,100
Basic earnings (loss) per share	$0.003	$(0.006)
Diluted earnings (loss) per share	$0.003	$(0.006)

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

REVENUES

The Company has two principal sources of revenue. Revenues related to the direct sale of art pieces from inventory and commissions on sale of art pieces sold on a consignment basis. The Company recognizes revenues at the time goods are delivered to the customers. In the year ended December 31, 2011, seven (7) pieces were sold on a consignment basis and one thousand two hundred and ninety seven (1,297) pieces were sold from inventory. Commissions earned on a consignment sales average 50% of the end sale price of the art.

ADVERTISING COSTS

The advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company incurred advertising expense of $140,386 and $0 for the years ended December 31, 2011 and 2010, respectively.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company reports all operations under one business segment, the sale of works of art. Three customers accounted for 96% of the Company’s revenues for the year ended December 31, 2011. The Company generated 75% of revenues in the year ended December 31, 2011 through one Taiwan distributor. Year 2010 and 2011 sales revenues were generated in Taiwan. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the years ended December 31, 2011

	For the Year Ended
	December 31, 2011
	Amount	%
Espoir Nature Inc.	$1,635,213	72%
Roundex asset management consultant corporation	300,667	13%
Andwin Cultural & Creative Co.,Ltd	245,959	11%

FOREIGN CURRENCY TRANSLATIONS

The functional currency of the Company's branch in Taiwan is the New Taiwan Dollar (“TWD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011, the cumulative translation adjustments of $11,728, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the year ended December 31, 2011, other comprehensive loss was $11,728..

The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 30.54. For the year ended December 31, 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 29.21. The Company used historical rates for equity.

INCOME TAXES

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740 “Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10 “Income Taxes-Overall”. The Company has elected to classify interest and penalties related to an uncertain position, if and when required, as part of interest expenses and other expenses, respectively, in the consolidated statements of income and comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s results of operations or financial condition.

NOTE 4 — FIXED ASSETS, NET

The balances of fixed assets are as follows:

	December 31, 2011	December 31, 2010
Leasehold Improvements	$250,000	$250,000
Machinery & Equipment	534	534
	250,534	250,534
Accumulated Depreciation & Amortization	(175,634)	(44,271)
Net Fixed Assets	$74,900	$206,263

The depreciation and amortization expense for the years ended December 31, 2011 and 2010 were $131,363 and $44,271, respectively.

NOTE 5 — INCOME TAXES

The Company has cumulative net operating tax loss carryover (the “NOL”) of approximately $2.1 million at December 31, 2011, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The Company has foreign tax credit carryover of approximately (the “FTC”) $33,000 at December 31, 2011. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $2.1 million has been reduced by a related allowance of equal amount at December 31, 2011.

Income/(Loss) before Income Taxes for the years ended December 31 were as follows:

	2011	2010
United States	$9,743	$(203,295)
Taiwan	193,258	-
Total	$203,001	$(203,295)

Provisions for Income Taxes for the years ended December 31 were as follows:

	2011	2010
United States	$-	$-
Taiwan	32,945	-
Total	$32,945	$-

Reconciliations of statutory rates to effective tax rates for the years ended December 31 were as follows:

Statutory US Tax Rate	39.0%
State Income Tax Rate Effected	0.0%
Foreign Tax Credit	0.0%
Net Operating Loss Carryforward	(22.8)%
Effective Worldwide Tax Rate	16.2%

NOTE 6 — COMMITMENTS & CONTINGENCIES

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

Operating Leases

On August 23, 2010, the Company entered into a two years real estate operating lease for its initial gallery location in Taiwan.

On November 2011, the Company entered into an office space lease agreement for additional space located in Taiwan.

Rent expenses incurred were $38,343 and $13,062 for the year ended December 31, 2011 and 2010, respectively.

Future aggregate minimum office lease payments will be as follows:

Year	Amounts
2012	$52,390
2013	26,195
Total	$78,585

On October 7, 2011, the Company entered into a three years automobile lease agreement. Lease expense incurred were $8,392 and $0 for the year ended December 31, 2011 and 2010, respectively.

Future aggregate minimum automobile lease payments will be as follows:

Year	Amounts
2012	$32,108
2013	32,108
2014	24,081
Total	$88,297

NOTE 7 — PROMISSORY NOTES FORMER STOCKHOLDERS

On May 12, 2009, three individuals and Ralph S. Sheridan, each loaned the Company $6,000 (total proceeds $24,000). The Company issued promissory notes (each a “Note” and together, the “Notes”) to the individuals and Mr. Sheridan, pursuant to which the principal and interest amounts thereunder are due and payable on May 12, 2017 (the “Maturity Date”). The notes bear interest of 10% annually. Interest expense incurred on the notes was $1,210 for the year ended December 31, 2010. On June 30, 2010 the $24,000 promissory notes and related accrued interest were cancelled as part of the Stock Purchase Agreement outlined in Note 1 – Organization and Business Operations.

NOTE 8 — CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company’s articles of incorporate were amended to increase the authorization to issue shares of common stock from 80,000,000 to 100,000,000 on August 27, 2010. This amendment also affected a 1 for 10 Reverse Split of the Company’s Common Stock. As a result of the Reverse Split, as of September 30 2010, there are 3,672,708 shares of the Company's common stock issued and outstanding and 120,000 shares of common stock held in treasury were retired on December 31, 2011.

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

On June 18, 2009 the Company repurchased an aggregate of 1,200,000 pre-Reverse Split shares of its common stock, par value of $.0001 per share from HCFP Brenner Holdings, LLC for an aggregate purchase price of $30,000. Payment of $27,918 ($30,000 net of expenses) related to this repurchase was made in July 2009. These 120,000 post-Reverse Split shares are now retired as of December 31, 2011.

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

NOTE 9 — WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of December 31, 2011, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

•	575,000 shares of Common Stock underlying the outstanding Class Z warrants sold in the IPO on March 8, 2006. We refer to these warrants as the “IPO Warrants.”

•	247,500 shares of Common Stock underlying the outstanding Class Z warrants issued to former officers and directors of the Company. Specifically, an aggregate of 247,500 Class W warrants and 247,500 Class Z warrants were sold to former officers and directors for an aggregate of $247,500 (or a purchase price of $.05 per warrant). These warrants have the same terms as the other Class Z and Class W warrants, including an exercise price of $50 per share. We refer to these warrants as the “Affiliate Warrants.”

Class W Warrants

Each Class W warrant entitles the registered holder to purchase one share of our Common Stock at a price of $50 per share. The Class W warrants expired on March 7, 2011.

Class Z Warrants

Each Class Z warrant entitles the registered holder to purchase one share of our Common Stock at a price of $50 per share, subject to adjustment as discussed below, at any time commencing on the later of:

•	the completion of a Business Combination as further described in the IPO registration statement; and

•	March 8, 2007.

The Class Z warrants will expire on March 7, 2013. There are 822,500 shares of Common Stock underlying the outstanding Class Z warrants as of December 31, 2011.

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

NOTE 10—RELATED PARTIES TRANSACTIONS

At December 31, 2010, David Chen-Te Yen (Chairman, director and shareholder of the Company) had advanced the Company $25,970 to support the initial Taiwan operations. The advance is due upon demand and non-interest bearing.

For the year ended December 31, 2011, David Chen-Te Yen (Chairman, director and shareholder of the Company) advanced $32,744 to the Company, Yuan-Hao Chang (Shareholder and Consultant of the Compant) advanced $63,964 to the Company, and Parsh Patel (CEO of the Company) advanced $3,282 to the Company as working capital. The advance is due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. Interest expenses incurred on the notes were $0 and $8,482 for the year ended December 31, 2011 and 2010, respectively. The related accrued interest of $8,482 remains unpaid at December 31, 2011.

In July 2010, Mr. Yuan-Ho Chang (Shareholder and consultant to the Company) loaned the Company $200,000 in demand notes bearing interest at 8%. This demand note was repaid on November 1, 2011. Interest expenses incurred on the notes were $13,194 and $6,882 for the year ended December 31, 2011 and 2010, respectively. The related accrued interest of $20,077 is unpaid at December 31, 2011.

For the year ended December 31, 2011, Mr. Chang purchased $978 of art work from the Company.

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total

Revenue	$-	$-	$24,996	$141,948	$166,944
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	24,996	141,948	166,944
Operating expenses:
Operating expenses	-	-	48,124	95,013	143,137
General & administrative expenses	3,821	22,634	112,957	71,117	210,529
Loss from operations	(3,821)	(22,634)	(136,085)	(24,182)	(186,722)
Interest income/(expense)	(605)	(605)	(7,342)	(8,021)	(16,573)
Loss before provision for income taxes	(4,426)	(23,239)	(143,427)	(32,203)	(203,295)
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(4,426)	$(23,239)	$(143,427)	$(32,203)	$(203,295)

Weighted average number of common shares outstanding, basic and diluted	35,950,100	35,950,100	35,950,100	35,950,100	35,950,100
Net (Loss) per share, basic and diluted	$(0.000)	$(0.001)	$(0.004)	$(0.001)	$(0.006)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total

Revenue	$316,882	$756,694	$760,769	$426,736	$2,261,081
Cost of Sales	38,844	369,290	339,523	164,010	911,667
Gross Margin	278,038	387,404	421,246	262,725	1,349,413
Operating expenses:
Selling, General & administrative expenses	195,069	210,975	288,447	439,628	1,134,119
Loss from operations	82,969	176,429	132,799	(176,903)	215,294
Interest income/(expense)	(3,945)	(3,895)	(3,459)	(994)	(12,293)
Loss before provision for income taxes	79,024	172,534	129,340	(177,897)	203,001
Provision for income taxes	24,194	45,264	55,312	(91,825)	32,945
Net (Loss)	$54,830	$127,270	$74,028	$(86,071)	$170,057

Weighted average number of common shares outstanding, basic and diluted	53,552,708	53,552,708	53,552,708	53,552,708	53,552,708
Net (Loss) per share, basic and diluted	$0.001	$0.002	$0.001	$(0.002)	$0.003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: April 13, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2012	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 13, 2012	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Accounting and Principal Financial Officer)

Dated: April 13, 2012	/s/ David Chen-Te Yen
David Chen-Te Yen
Director, Chairman and President

Dated: April 13, 2012	/s/ Syuan-Jhu Lin
Syuan-Jhu Lin
Director and Manager, Taiwan Branch Office

Dated: April 13, 2012	/s/ Wan-Fang Liu
Wan-Fang Liu
Director

Dated: April 13, 2012	/s/ Tsu-Yung Hsu
Tzu-Yung Hsu
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	By-laws

3.3 (3)	Certificate of Amendment of Certificate of Incorporation filed August 27, 2010

10.1 (3)	Lease Agreement dated August 25, 2010 between the Company and the landlord with respect to the art gallery located in Luzhu Township, Taiwan

10.2 (3)	Contract of sale dated August 20, 2010 between the Company and Cheng Ban Interior Design Ltd. with respect to furniture and fixtures and other items to be used in the gallery located in Luzhu Township, Taiwan

10.3 (3)	Contract of sale dated August 20, 2010 between the Company and Mr. Yung Chien Wu for the purchase of seven paintings

10.4 (3)	Consignment Sale Agreement dated August 1, 2010 between the Company and Mr. Yung Chien Wu with respect to ten paintings

10.5 (4)	Lease Agreement dated April 5, 2012 between the Company and the landlord with respect to the art gallery located in Tainan, Taiwan

10.6(4)	Contractor’s Agreement dated January 10, 2012 between the Company and Chenbang Interior Decoration Co., Ltd. with respect to the construction and decoration of the gallery in Tainan, Taiwan

10.7 (3)	Form of Employment Agreement between the Company and various employees

10.8 (5)	Demand Promissory Note issued by the Company to David Chen-Te Yen on July 23, 2010 in the amount of $300,000

10.9 (5)	Demand Promissory Note issued by the Company to Yuan-Hao Chang on July 23, 2010 in the amount of $200,000

14 (5)	Code of Ethics

31.1	Certification of Parashar Patel, Chief Executive Officer and Secretary.

31.2	Certification of Chung Hua Yang, Chief Financial Officer.

32.1	Certification of Parashar Patel, Chief Executive Officer and Secretary, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chung Hua Yang, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2010 and incorporated herein by this reference.

(4)	Filed herewith.
(5)

Filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on August 2, 2011 and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by this reference.

