Form 10-K/A
period 2011-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-04-20
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer. ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on April 13, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2011. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We experienced a change in control on June 30, 2010, both at the stockholder and director levels as the result of the purchase of 35,095,100 (pre-reverse split) shares of our Common Stock, approximately 95.6 percent of our Common Stock which was issued and outstanding on that date, by eight persons and the simultaneous reconstitution of our Board of Directors. On June 30, 2010, upon the closing of these transactions, pursuant to the terms of a stock purchase agreement executed in connection with the sale and purchase of the subject shares, our Board of Directors, which then consisted of Ralph Sheridan, Paul Sonkin and John Mallon, appointed David Chen-Te Yen, Wan-Fang Liu, Tzu-Yung Hsu, Syuan-Jhu Lin and Parashar Patel to our Board of Directors, effective upon the resignation of Messrs. Sheridan, Sonkin and Mallon as members of our Board of Directors. David Chen-Te Yen and Parashar Patel were appointed to serve as Class I members of the Board of Directors; Syuan-Jhu Lin and Wan-Fang Liu were appointed to serve as Class II members of the Board of Directors; and Tzu Yung Hsu was appointed to serve as a Class III member of the Board of Directors.

Our new Board of Directors appointed David Chen-Te Yen as our President and the Chairman of our Board of Directors and Parashar Patel as our Chief Executive Officer and Secretary. I-Kai Su was subsequently appointed our Chief Financial Officer. Mr. Su resigned effective as of January 10, 2012 and the Board of Directors appointed Chung Hua Yang as Chief Financial Officer effective as of January 12, 2012.

The biographies of our Directors and Executive Officers are as follows:

Name	Age	Positions and Offices

Mr. David Chen-Te Yen	46	President, Chairman and Director
Mr. Parashar Patel	58	Chief Executive Officer, Secretary and Director
Mr. Chung Hua Yang	43	Chief Financial Officer
Ms. Syuan-Jhu Lin	51	Director and Taiwan Branch Office Manager
Ms. Wan-Fang Liu	45	Director
Mr. Tzu-Yung Hsu	41	Director

Mr. David Chen-Te Yen has been our President and the Chairman of our Board of Directors since June 30, 2010. Since July, 2007, Mr. Yen has served as the Chief Executive Officer (Asian Division) of Mineral Mining Corporation (a Colorado public company listed on the Frankfurt Exchange) where his responsibilities include overseeing the company’s Asian operations, including mergers and acquisitions, business development, planning, and administration. From 2003 to 2007, Mr. Yen served as the Chief Executive Officer of De Yi Biotech Ltd., which manufactures environmental friendly containers and kitchen equipment such as disposable bowls and dishes). In addition to his responsibilities for day-to-day operations of the company, Mr. Yen focused on business development and research and development. From 1992 to 2003, he served as the Chief Operating Officer of Long Yen Funeral Services, which is the largest crematory company in Taiwan, where he was responsible for day-to- day operations. Mr. Yen was awarded a B. S. Degree from Taipei College of Maritime Technology. The Company believes that Mr. Yen’s extensive business, operational and management experience and his significant business connections in both the United States and East Asia give him the qualifications and skills to serve as a director of the Company.

Mr. Parashar Patel has been our Chief Executive Officer and member of our Board of Directors since June 30, 2010. Mr. Patel has also served as the President, Chief Executive Officer and a director of UAN Power Corp., a shell company the common stock of which is quoted on the OTC Bulletin Board, since May 2011. Since 2008, Mr. Patel has served as Chief Technical Director of Android Inc. in Auburn Hills, Michigan. From 2005 to 2008, he served as Chief Technical Officer of Avanti Systems, Inc. and, while stationed in Taipei Taiwan and in Shanghai, China, he was responsible for manufacturing quality control and sequenced delivery. Mr. Patel has over 20 years of business and system development and analyses experience with an emphasis on the design, development and deployment of large-scale real-time transaction processing systems and applications. Mr. Patel was awarded a B.S. in Chemistry and Mathematics from Grand Valley State University in 1975. The Company believes that Mr. Patel’s extensive business, operational and management experience and, in particular his substantial information technology experience, give him the qualifications and skills to serve as a director of the Company.

Ms. Syuan-Jhu Lin has been a member of our Board of Directors since June 30, 2010. Ms. Lin serves as the manager of the branch office we recently formed in Taiwan. Since 2004, Ms. Lin has served as the Chief Executive Officer of Espoir Nature, Inc., a cosmetic and herbal medicine company based in Taiwan where she is responsible for the day-to-day operations of the company. She was awarded a B.S. in accounting from National Open University in Taiwan. The Company believes that Ms. Lin’s business and operational experience give her the qualifications and skills to serve as a director of the Company.

Ms. Wan-Fang Liu has been a member of Board of Directors since June 30, 2010. Since 2004, Ms. Liu has served as the President of Natural Beauty Inc. of ShenZhen, China. Ms. Liu is in charge of the day-to-day operations of this company, the principal products of which are cosmetics and other beauty products. The company, headquartered in Hong Kong, is a public company listed on the Hong Kong exchange. The Company believes that Ms. Liu’s business and operational experience give her the qualifications and skills to serve as a director of the Company.

Mr. Tzu-Yung Hsu has been a member of Board of Directors since June 30, 2010. Since 1998, Mr. Hsu has served as the Chief Executive Officer of Guo-Xun Marketing Consultant, Inc. The main focus of the company is web design, information technology services, marketing and consulting for small and medium-sized companies from various industries in Taiwan. The Company believes that Mr. Hsu’s business experience and, in particular his substantial experience in sales and marketing, gives him the qualifications and skills to serve as a director of the Company.

Mr. Chung Hua Yang has been our Chief Financial Officer since January 12, 2012. Mr. Yang has served in both domestic and foreign corporations over the past 20 years, including Kestronics Electronics Co., Casio Factory Automation, Woo-up Digital Technology, Joytown Bio-tech, Mineral Mining Corp. and Chung Hwa Asset Management Company. Mr. Yang’s responsibilities in these companies have varied from sales and marketing, operations, internal consulting and direct management. In certain of these positions, Mr. Yang had direct responsibility for company or division-level financial results. Mr. Yang is a graduate of the Technology and Science Institute of Northern Taiwan, Taipei. Mr. Yang also holds Corporation Lecturer Certificate from the Taiwan Academy of Banking and Finance and is pursuing an Executive MBA degree at the National Taiwan University.

The following consultants make significant contributions to our business.

Mr. Yung Chien Wu has been our Chief Art Consultant since August 2010. From 2006 to July 2010, Mr. Wu has served as representative of Yoken Corporation Identity Co., Ltd. in Shanghai (a consulting firm specializing in creation and maintenance of corporate branding and images) where his responsibilities included overseeing the firm’s operations, planning, and administration. From 2004 to 2005, Mr. Wu served as an adviser to MD Corporation Identity Co., Ltd. where his responsibilities included brand management and developing and maintaining the corporation’s image. He also was responsible for specific projects. Mr. Wu also owns and operates a consulting firm, Yong Jian Corporate Image Planning & Consulting Ltd. Mr. Wu designed “Hai-Bao,” the mascot of the Shanghai Expo, the 2010 world’s fair. Mr. Wu has also taught art and design in several well-known universities in China. Through teaching, Mr. Wu has developed relationships with university staff and many young artists. Mr. Wu is well-known as a designer and artist in mainland China and Taiwan.

Mr. Yuan-Hao Chang has been our Public Relations Consultant since June 30, 2010. Because he travels a great deal, he also coordinates some of the Company’s activities on behalf of the Company’s officers and Board of Directors. Mr. Chang is an entertainer well-known as an actor and singer in Taiwan and mainland China. Since 2007, Mr. Chang has been the host of a weekly television show in Taiwan. Mr. Chang has many connections in the art and entertainment industries which we expect will be of assistance to us.

Information Concerning the Board of Directors, Board Committees and Corporate Governance

Board Composition

Our Board of Directors consists of five directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors David Chen-Te Yen, Parashar Patel, Syuan-Jhu Lin and Tzu-Yung Hsu would not be considered independent because they also serve as either executive officers or employees of the Company. Our director Wan-Fang Liu would be considered independent. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

Committees of the Board

Since our Common Stock is quoted on the OTC Bulletin Board, our Board of Directors has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, we have not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Board Meetings and Stockholder Communications

The Board of Directors conducted all of its business and approved all corporate actions during the year ended December 31, 2011 by the unanimous written consent of its members, in lieu of holding formal board meetings. Holders of the Company’s securities can send communications to the Board via mail or telephone to the Chief Executive Officer at the Company’s principal executive offices. The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings. A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this annual report.

Family Relationships

None.

Conflicts of Interest

We are not aware of any current conflicts of interest between our officers and directors, and us. However, certain potential conflicts of interests may arise in the future.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons may continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our stockholders will have any right to require participation in such other activities.

Further, because we may transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

Term of Office

Our directors are appointed for staggered three-year terms. Our officers are appointed by our Board of Directors and hold office until removed by the Board. All officers and directors listed above will remain in office until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in 2011, with the exception of Mr. Chung Hua Yang, who filed his initial report on Form 3 on January 31, 2012 with respect to his ownership of shares of our Common Stock as of January 12, 2012, the date of his appointment as our Chief Financial Officer.

Code of Ethics

The Company has adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 1021 Hill Street, Suite 200, Three Rivers, Michigan 49093.

ITEM 11.   EXECUTIVE COMPENSATION

The following table shows for the years ended December 31, 2011 and 2010, respectively, certain compensation awarded or paid to, or earned by, our Chief Executive Officer, our President and our Chief Financial Officer. None of our executive officers earned more than $100,000 in salary and bonus for 2011 or 2010. We did not grant options to acquire shares of our Common Stock during the periods indicated.

Executive Officers

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Parashar Patel (1)	2011	$54,000	$—	$—	$—	$54,000
Chief Executive
Officer, Secretary	2010	13,500	—	—	—	13,500
and Director

David Chen-Te Yen (2)	2011	$—	$—	$—	$—	$—
President,
Chairman and	2010	—	—	—	—	—
Director

I-Kai Su (3)	2011	$7,844	$—	$—	$—	$7,844
Chief Financial
Officer	2010	—	—	—	—	—

(1)     Mr. Patel has served as our Chief Executive Officer since June 30, 2010.

(2)     Mr. Yen has served as our President since June 30, 2010.

(3)     Mr. Su served as our Chief Financial Officer from June 30, 2010 through January 10, 2012. Salary reflects the U.S. dollar equivalent of Mr. Su’s compensation of NTD238,276, at the exchange rate prevailing as of December 31, 2011.

Director Compensation

The following table shows information regarding the compensation earned during the years ended December 31, 2011 and 2010 by members of our Board of Directors.

Director	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Chen-Te Yen	2011 2010						— —	— —

Parashar Patel (1)	2011 2010						54,000 13,500	54,000 13,500

Syuan-Jhu Lin (1)(2)	2011 2010						5,926 10,000	5,926 10,000

Wan-Fang Liu	2011 2010						— —	— —

Tzu-Yung Hsu (1)(3)	2011 2010						10,370 10,000	10,370 10,000

(1)     The compensation listed herein relates to services rendered to the Company by the named individuals unrelated to their services as members of the Company’s Board of Directors.

(2)     Compensation reflects the U.S. dollar equivalent of Ms. Lin’s compensation of NTD180,000, at the exchange rate prevailing as of December 31, 2011.

(3)     Compensation reflects the U.S. dollar equivalent of Mr. Hsu’s compensation of NTD315,000, at the exchange rate prevailing as of December 31, 2011.

Incentive Plans

We have not adopted a stock incentive or similar plan.

Pension Benefits

There were no pension benefit plans in effect in 2011 or 2010.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2011 or 2010.

Option Grants in Last Fiscal Year

We did not grant to the any of the executive officers named in the table above, or any other person, options to purchase shares of our Common Stock in 2011 or 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our Common Stock during 2011 or 2010.

Employment Agreements

We have entered into employment agreements with Mr. Yang, our Chief Financial Officer, and Ms. Lin, who serves as the manager of the branch office we recently formed in Taiwan. Mr. Yang’s salary is approximately $1,200 and Ms. Lin’s salary ranges from approximately $1,200 to $1,500 per month. Mr. Yang and Ms. Lin are each eligible for bonus payments as may be determined in the sole discretion of the Company’s Board of Directors. Their employment may be terminated on one month’s notice or the payment of one month’s salary in lieu of notice. Mr. Hsu had a similar employment agreement under which he was paid $2,500 per month. Mr. Hsu’s employment agreement was terminated when he stepped down as manager of the branch in September 2011. We have entered into employment agreements with each of our other employees, other than our Chief Executive Officer and President. Each of these agreements may be terminated on 30-days’ notice by either party. The highest fixed salary paid to any employee of the Company is $4,500 per month, which is paid to our Chief Executive Officer.

Director Compensation

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such services. We may issue shares of our Common Stock or options to acquire shares of our Common Stock to members of our Board of Directors in consideration for their services as members of our Board of Directors. We do reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MENAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2012, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5 percent of our outstanding Common Stock, (ii) our Directors, (iii) our named executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 53,668,778 shares of Common Stock issued and outstanding at April 11, 2012, plus, as to the holder thereof only and no other person, the number of shares of Common Stock which may be acquired on conversion of our preferred stock or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of March 31, 2102 by that person.

Name and Address of Beneficial Owner (1)	Number of Shares of Beneficial Owner	Percent of Class

David Chen-Te Yen (2)	22,570,000	42.1%

Parashar Patel (3)	100,000	* %

Syuan-Jhu Lin (4)	1,650,000	3.1%

Wan-Fang Liu (5)	1,650,000	3.1%

Tzu Yung Hsu (6)	1,650,000	3.1%

Chung Hua Yang (7)	-0-	-0-

All directors and executive officers as a group (6 persons):	27,620,000	51.5%

_____________________

* Less than 1 percent.

(1)     The business address of the stockholders named in the table above is in care of UAN Cultural & Creative Co., Ltd., 1021 Hill Street, Suite 200, Three Rivers, Michigan 49093.

(2)     David Chen-Te Yen is the Company’s President and Chairman of the Board.

(3)     Parashar Patel is the Company’s Chief Executive Officer, Secretary and a Director.

(4)     Syuan-Jhu Lin is a Director of the Company and serves as the manager of our branch office in Taiwan.

(5)     Wan-Fang Liu is a Director of the Company.

(6)     Tzu Yung Hsu is a Director of the Company.

(7)     Chung Hua Yang is the Company’s Chief Financial Officer.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2011, David Chen-Te Yen and Mr. Yuan-Hao Chang, our Public Relations Consultant, had advanced the Company $32,744 and $63,964, respectively, to support our operations in Taiwan; and Mr. Patel had advanced the Company $3,283. These advances are due upon demand and are non-interest bearing.

Each member of our Board of Directors (two of whom, Mr. Patel and Mr. Yen are also executive officers of the Company) acquired shares or our Common Stock in our 2010 private placement, as follows: (i) David Chen-Te Yen, 20,000,000 shares for $400,000; (ii) Parashar Patel, 100,000 shares for $2,000; and (iii) Syuan-Jhu Lin, Wan-Fang Liu and Tzu Yung Hsu, 1,500,000 shares each, for $30,000 from each director.

We have entered into employment agreements with Mr. Yang, our Chief Financial Officer, and Ms. Lin, who serves as the manager of the branch office we recently formed in Taiwan. Each of these agreements may be terminated on 30-days’ notice by either party. Mr. Hsu had a similar employment agreement that was terminated when he stepped down as manager of the branch in September 2011.

We paid compensation to three of our directors during 2011, which information is disclosed herein in the chart appearing under the caption “Director Compensation”.

For the year ended December 31, 2011, Mr. Chang, our consultant, purchased $978 of art work from the Company.

Review, Approval or Ratification of Transactions with Related Persons

We do not currently have formal policies and procedures for the review, approval, or ratification of transactions with related persons. However, our Board carefully reviews all transactions between the Company and related persons to determine whether the relationship is in the best interest of the Company and that the terms of any agreement are no less favorable to the Company then they would be if the relationship was with an unrelated third party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Our Board of Directors consists of five directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, David Chen-Te Yen, Parashar Patel, Syuan-Jhu Lin and Tzu-Yung Hsu would not be considered independent as they also serve as either executive officers or employees of the Company. Our director Wan-Fang Liu would be considered independent. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, Yichien Yeh, CPA, and his predecessor, Gruber and Company, LLC, considering the accounting firms’ independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountants. Our Board did not delegate these responsibilities. During 2011 and 2010, our Board of Directors pre-approved all of the services described below.

During the years ended December 31, 2011 and 2010, the aggregate fees we paid to or were billed by Yeh CPA and Gruber for professional services were as follows:

	Yeh CPA
	Year Ended December 31,
	2011	2010

Audit Fees – (1)	$38,000	$14,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0
Total	$38,000	$14,000

	Gruber
	Year Ended December 31,
	2011	2010

Audit Fees – (1)	$500	$7,250
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0
Total	$500	$7,250

 ___________________

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

UAN CULTURAL & CREATIVE CO., LTD.

Dated: April 19, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2012	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 19, 2012	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Accounting and Principal Financial Officer)

Dated: April 19, 2012	/s/ David Chen-Te Yen
David Chen-Te Yen
Director, Chairman and President

Dated: April 19, 2012	/s/ Syuan-Jhu Lin
Syuan-Jhu Lin
Director and Manager, Taiwan Branch Office

Dated: April 19, 2012	/s/ Wan-Fang Liu
Wan-Fang Liu
Director

Dated: April 19, 2012	/s/ Tsu-Yung Hsu
Tzu-Yung Hsu
Director