Form 10-Q
period 2012-03-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-05-15
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2012, there were 53,672,708 shares of the registrant’s Common Stock outstanding.

UAN CULTURAL & CREATIVE CO., LTD.

PART I

Item 1.  Financial Statements

UAN Cultural & Creative Co., Ltd.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$231,254	$441,448
Accounts and notes receivable	182,247	307,793
Inventory	267,052	441,607
Other current assets	106,467	118,933
Total current assets	787,019	1,309,781

Fixed assets, net (Note 4)	142,656	74,900
Other assets	100,088	68,268
Total assets	$1,029,763	$1,452,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$61,450	$93,206
Accrued expenses	18,644	123,974
Notes payable	101,516	39,645
Deposit from customers	18,648	31,925
Other payables	4,219	6,457
Demand Notes Payable to shareholder (Note 7 and 10)	-	-
Due to officer & shareholder (Note 10)	26,093	99,991
Income Taxes Payable (Note 5)	32,628	31,510
Total current liabilities	263,199	426,708

Long Term Notes Payable	52,365	58,998
Total liabilities	315,564	485,706

Commitments & Contingencies (Note 6)	-	-

Stockholders' Equity (Notes 2, 8 and 9):

Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on December 31, 2011 and December 31, 2010.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,339,675)	(2,074,530)
Accumulated other comprehensivce income (loss)	373	(11,728)
Total stockholders' equity	714,199	967,243
Total liabilities and stockholders' equity	$1,029,763	$1,452,949

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011

Revenue	$235,140	$316,882

Cost of Sales	241,955	38,844

Gross Profit (Loss)	$(6,816)	$278,038

Operating expenses:
Selling, general & administrative expenses	253,877	195,069
Total operating expenses	253,877	195,069

Income (Loss) from operations	(260,693)	82,969

Other income/(expenses)
Interest expense, net	(6,681)	(3,945)
Other gains, net	2,229	-
Total other expenses	(4,451)	(3,945)

Income (Loss) before provision for income taxes	(265,144)	79,024

Provision for income taxes (Note 5)	-	24,194

Net Income (Loss)	$(265,144)	$54,830

Weighted average number of common shares outstanding, basic	53,672,708	53,552,708

Net Income (Loss) per share, basic	$(0.005)	$0.003

Weighted average number of common shares outstanding, diluted	53,672,708	53,552,708

Net Income (Loss) per share, diluted	$(0.005)	$0.003

Comprehensive Income (Loss)
Net income (loss)	$(265,144)	$54,830
Foreign currency translation gain (loss)	12,101	(786)
Comprehensive income (loss)	$(253,043)	$54,044

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Stockholders Equity (Deficit)

			Common Stock,		Additional		Accumulated	Accumulated Other
	Common Stock		Class B		Paid-In	Treasury	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	Income (Loss)	Total
Balance, December 31, 2010	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,244,587)	$-	$808,914

Retirement of treasury stock					$(30,000)	$30,000			-
Net income for the period							170,057		170,057
Foreign currency translation loss								(11,728)	(11,728)

Balance, December 31, 2011	53,672,708	$5,367	-	$-	$3,048,134	$-	$(2,074,530)	$(11,728)	$967,243

Net loss for the period							(265,144)		(265,144)
Foreign currency translation gain								12,101	12,101

Balance, March 31, 2012 (unaduited)	53,672,708	$5,367	-	$-	$3,048,134	$-	$(2,339,674)	$373	$714,199

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(265,144)	$54,830
Depreciation and amortization expense	28,894	30,678
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts and notes receivable	125,546	-
Decrease in inventory	174,555	-
(Increase) in other assets	(19,354)	(9,774)
Increase (Decrease) in accounts payable & accrued expenses	(137,086)	54,810
Increase in notes payable	55,238	-
(Decrease) in deposit from customers	(13,277)	-
(Decrease) in other payables	(2,238)	-
Increase in income tax payables	1,118	-

Net cash used in operating activities	(51,748)	130,544

Cash Flows from Investing Activities
Purchase of leasehold improvements	(96,875)	-

Net cash used by investing activities	(96,875)	-

Cash Flows from Financing Activities
Advances from shareholders & officers	(73,898)	5,494

Net cash provided by financing activities	(73,898)	5,494

Effect of exchange rate change on cash	12,327	(786)

Net increase (decrease) in cash and cash equivalents	(210,194)	135,252

Cash and cash equivalents
Beginning of period	441,448	377,433

End of period	$231,254	$512,685

Supplemental disclosure of cash flow information:
Interest paid	$27,317	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UAN CULTURAL & CREATIVE CO., LTD.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

UAN Cultural & Creative Co., Ltd. (formerly named Good Harbor Partners Acquisition Corp.) (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry. The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on March 8, 2006. The net proceeds of the offering were segregated in a trust account and the Company was obligated to return the segregated funds to the investors in the event it did not complete a business combination within 18 months (24 months, under certain circumstances). On November 15, 2007, the Company announced the termination of its previously announced letters of intent for business combinations in the security industry. Because the Company had not completed any business combination within the required time period, the Company liquidated the segregated funds held in the trust account, returned the funds to the investors, redeemed the Class B Common Stock the investors acquired in the Offering and reconstituted the Company as an ongoing business corporation. As a result of the foregoing, the Company became a public shell company.

On June 30, 2010, a change of control of the Company occurred when eight purchasers acquired an aggregate of approximately 95.6% of the outstanding voting Common Stock of the Company. In connection with these transactions, the Company’s Board of Directors was reconstituted, and the Company initiated a new business plan involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

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

The exercise price and number of shares of Common Stock issuable on exercise of the Class W warrants and Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the one-for-ten reverse split of the Company’s Common Stock effected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K filed on April 13, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

FIXED ASSETS, NET

Leasehold improvements are recorded at cost and are amortized over the length of lease which is a two-year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a three to five year period.

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

COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

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

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011is as follows:

	2012	2011
Numerator:
Net Income/(Loss)	$(265,144)	$54,830
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,552,708
Dilution associated with class Z warrants	-	-
Weighted average common share outstanding – diluted	53,672,708	53,552,708
Basic earnings (loss) per share	$(0.005)	$0.001
Diluted earnings (loss) per share	$(0.005)	$0.001

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

For the three months ended March 31, 2012, sixty-three (63) pieces of arts were sold from the inventory.

ADVERTISING COSTS

The advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company incurred advertising expense of $35,644 and $3,886 for the three months ended March 31, 2012 and 2011, respectively.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company reports all operations under one business segment, the sale of works of art. Three customers accounted for 94% of the Company’s revenues for three months ended March 31, 2012. The Company generated 100% of revenues for the three months ended March 31, 2011 through one Taiwan distributor. All sales revenues were generated in Taiwan. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2012 and 2011:

	2012		2011
Largest Customers
Espoir	$77,042	33%	$316,882	100%
Andwin	48,151	20%	-	0%
Roundex	96,303	41%	-	0%
Others	13,644	6%	-	0%
Total revenues	$235,140	100%	$316,882	100%

Sales By Region:
Taiwan	100%		100%

FOREIGN CURRENCY TRANSLATIONS

The functional currency of the Company's branch in Taiwan is the New Taiwan Dollar (“TWD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2012, the cumulative translation adjustments of $373, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2012, other comprehensive income was $12,101.

The exchange rates used to translate amounts in TWD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of March 31, 2012, the Company used the spot rates of exchange for assets and liabilities of $1.00 US to TWD 29.49. For the three months ended March 31, 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to TWD 29.71. The Company used historical rates for equity.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For the Company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities,” which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s results of operations or financial condition.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – FIXED ASSETS, NET

The balances of fixed assets are as follows:

	March 31, 2012	December 31, 2011
Leasehold Improvements	$346,875	$250,000
Machinery & Equipment	534	534
	347,409	250,534
Accumulated Depreciation & Amortization	(204,753)	(175,634)
Net Fixed Assets	$142,656	$74,900

The depreciation and amortization expense for the three ended March 31, 2012 and 2011 were $28,894 and $30,678, respectively.

NOTE 5 — INCOME TAXES

The Company has cumulative net operating tax loss carryover (the “NOL”) of approximately $2.4 million at March 31, 2012, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The Company has foreign tax credit carryover of approximately (the “FTC”) $33,000 at March 31, 2012. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $2.4 million has been reduced by a related allowance of equal amount at December 31, 2011.

Income/(Loss) before Income Taxes for the three months ended March 31 were as follows:

	2012	2011
United States	$(74,425)	$(63,293)
Taiwan	(190,719)	118,123
Total Income (Loss) before Tax	$(293,930)	$54,830

Provisions for Income Taxes for the three months ended March 31 were as follows:

	2012	2011
United States	$—	$—
Taiwan	—	24,194
Total Tax Expense	$—	$24,194

Reconciliations of statutory rates to effective tax rates for the three months ended March 31 were as follows:

2012
Statutory US Tax Rate	39.0%
Foreign Tax Rate	17.0%
State Income Tax Rate Effected	0.0%
Foreign Tax Credit	-17.0%
Net Operating Loss Carryforward	-39.0%
Effective Worldwide Tax Rate	0.0%

NOTE 6—COMMITMENTS & CONTINGENCIES

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

Operating Leases

On August 23, 2010, the Company entered into a two-year real estate operating lease for its initial gallery location in Taiwan.

In November 2011, the Company entered into an office space lease agreement for additional space located in Taiwan.

In January 2012, the Company entered into a two year lease for its second gallery location in Tainan, Taiwan.

Rent expenses incurred were $14,203 and $11,030 for the three months ended March 31, 2012 and 2011, respectively.

Future aggregate minimum office lease payments will be as follows:

Year	Amounts
2012	$62,388
2013	56,963
2014	8,138
Total	$127,489

On October 7, 2011, the Company entered into a three years automobile lease agreement. Lease expense incurred were $8,251 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Future aggregate minimum automobile lease payments will be as follows:

Year	Amounts
2012	$24,936
2013	33,247
2014	24,936
Total	$83,119

NOTE 7—CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company’s certificate of incorporation was amended to increase the authorization to issue shares of common stock from 80,000,000 to 100,000,000 on August 27, 2010. This amendment also effected a one-for-ten reverse split of the Company’s Common Stock.

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of March 31, 2012, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of March 31, 2012, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

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

The Class Z warrants will expire on March 7, 2013. There are 822,500 shares of Common Stock underlying the outstanding Class Z warrants as of March 31, 2012.

The exercise price and number of shares of Common Stock issuable on exercise of the Class Z warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. Such adjustment occurred as a result of the one-for-ten reverse split of the Company’s Common Stock effected on August 27, 2010 (the “Reverse Split”) and the number of shares of Common Stock purchasable under the Class Z warrants reduced tenfold and the exercise prices increased tenfold. However, the Class Z warrants will not be adjusted for issuances of Common Stock at a price below their respective exercise prices.

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

NOTE 9—RELATED PARTY TRANSACTIONS

At March 31, 2012, David Chen-Te Yen (Chairman, director and shareholder of the Company) has an outstanding receivable of $33,906 from the Company which was advanced to commence the Taiwan operations.

For the three months ended, Yuan-Hao Chang (shareholder and consultant to the Company) has an outstanding payable of $9,735 to the Company, and Parashar Patel (shareholder and CEO of the Company) advanced $1,922 to the Company as working capital.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at March 31, 2012.

In July 2010, Mr. Yuan-Ho Chang (shareholder and consultant to the Company) loaned the Company $200,000 in demand notes bearing interest at 8%. This demand note was repaid on November 1, 2011. Interest expenses incurred on the notes were $7,241 and $3,945 for the three months ended March 31, 2012 and 2011, respectively. The related accrued interest of $27,317 was repaid in March 2012.

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

 The following discussion should be read in conjunction with our unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and our audited financial statements and footnotes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2012.

Description of Business

Background

We were formed on August 10, 2005 as a shell company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry.

We completed an initial public offering on March 15, 2006 based on that business plan. Stockholder funds raised in the offering were segregated in a trust account and we were obligated to return the segregated funds to the investors in the event that we did not complete a business combination within 18-months (24 months, under certain circumstances). By the end of the 18-month period we had not engaged in any operations, generated any revenues, or incurred any debt or expenses other than in connection with the initial public offering. Since we were not able to consummate our business plan and no business combination was completed within the required time period, we liquidated the segregated funds held in the trust account, returned the funds to the investors in the offering, redeemed the Class B Common Stock the investors acquired in the offering and reconstituted the company as an ongoing business corporation. As a result of the foregoing, we became a public shell company.

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

 In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the Chairman of our Board of Directors, and owns approximately 42.1% of our Common Stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at March 31, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $27,317 was paid prior to March 31, 2012. At March 31, 2012, the outstanding working capital advances payable to shareholders and officers were $26,903.

In August 2010, we amended our Certificate of Incorporation to change our name to UAN Cultural & Creative Co., Ltd. and effect a one-for-ten reverse stock split of our Common Stock. We commenced operations in August 2011.

In October and November 2010, we completed an “offshore” private placement of 50,000,000 shares of Common Stock at a price of $0.02 per share, which generated gross proceeds of $1,000,000.

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

Our Current Business

We opened our initial art gallery, which is located in Luzhu Township, Taiwan, in July 2010. We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase from which to initiate our operations. We commenced operations from this location because most of our officers and directors live nearby, are familiar with the area, and believe it to have an excellent market potential for our artworks. On March 23, 2012, we opened our second gallery in Tainan, Taiwan. We also acquired furniture, fixtures and improvements, at a cost of approximately $100,000. We recently rented approximately 100 square feet of wall space in an art gallery in Chicago, in which we are displaying a small number of artworks for a period of approximately 90 days. If customers purchase our artworks during this trial period, we may attempt to lease additional space in the gallery for longer periods of time and/or conduct similar trials in other cities in the United States.

Our galleries provide elegant and comfortable settings from which we sell our artworks and conduct art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists. We generally offer for sale paintings that we purchased for resale and paintings we hold for sale on a consignment basis. To date we have sold approximately 1,400 paintings from inventory and seven paintings on consignment. Our sale prices for the paintings we hold in inventory are typically recommended by our chief art consultant, Mr. Yung Chien Wu, who also recommends the paintings we acquire and the prices we pay to the artists. Our profit margin with respect to the paintings we sell from inventory varies from painting to painting. We generally pay the artist 50% of the amount we realize on consignment sales. We are currently offering approximately 250 paintings from inventory and we are holding no paintings for sale on consignment.

The galleries are currently open six days per week, during which we sell our artworks and conduct art shows and exhibitions that we advertise to potential customers in the geographic area close to each gallery as well as to potential customers in surrounding cities who our sales force has identified as potential purchasers of our art works.

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

Results of Operations

Three Months Ended March 31, 2012 v. March 31, 2011

Revenues

Sales revenues for the three months ended March 31, 2012 and 2011 were $235,140 and $316,882, respectively, a decrease of $81,742 or approximately 26%. Our sales generally decline during the first quarter of the calendar year because relatively little commerce is conducted in Taiwan during Chinese New Year, which is celebrated over a two-week period commencing in late January or early February. The decrease in revenues was also attributable to the redecoration of the gallery space for exhibits of the artworks, which resulted in delay of sales activities. We believe that sales activities will increase in the coming months, as a result of the completion of our redecoration as well as the opening of our second gallery on March 23, 2012.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2012 and 2011 were $241,877 and $38,844, respectively, an increase of $203,111. Our gross profit (loss) for the three months ended March 31, 2012 and 2011 were $(6,816) and $278,038, respectively. Gross margin for the three months ended March 31, 2012 and 2011 were approximately (2.9)% and 87.7%, respectively. The decrease in gross profit reflects the sale of six high-value paintings below our cost during the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were $253,877 and $195,069, respectively, an increase of $58,808 or approximately 30%. Our major operating expenses for the three months ended March 31, 2012 consisted of advertising expenses of $35,644, salaries and related expenses of $47,814, rent expenses in the amount of $23,069, professional fees in the amount of $34,660 and leasehold improvement amortization of $28,682, compared to advertising expenses of $3,886, salaries and related expenses of $21,604, rent in the amount of $11,030, professional fees in the amount of $49,827, and leasehold improvement amortization of $31,450 for the three months ended March 31, 2011, during which latter period we were not fully engaged in our business. We increased our advertising expenses, payroll related expenses and rent expenses opening of our second gallery in Tainan, Taiwan.

Other Expenses

Other expenses for the three months ended March 31, 2012 amounted to $4,451, as compared to $3,945 for the three months ended March 31, 2011. These expenses consist of interest on related party loans.

Provision for Income Tax

Income tax provision for the three months ended March 31, 2012 was $0, compared to $21,194 for the three months ended March 31, 2011, a decrease of $21,194. Our worldwide effective tax rate for the three months ended March 31, 2011 was 30%. We have certain tax deferred assets such as net operating loss and foreign tax credit.

Net Income (Loss)

We had a net loss from operations of $(265,144) for the three months ended March 31, 2012, compared to net income of $54,830 incurred in the three months ended March 31, 2011. Our net loss was attributable to the sales of six high-value paintings below our cost, our lower sales revenue and the increase in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2012, our total assets were $1,029,763, total liabilities were $315,564, and shareholders’ equity was $714,199, compared to $1,452,949, $485,706 and $964,243, respectively, as of December 31, 2011. Current assets at March 31, 2012 were $789,513, including cash and cash equivalents of $231,254, accounts receivables of $182,247, and inventory of $267,052, compared to $441,448, $307,793 and $441,607, respectively, at December 31, 2011. Included in total assets as of March 31, 2012 are leasehold improvements net of $142,656 and other assets of $97,594, compared to $74,900 and $68,268, respectively, as of December 31, 2011.

As of March 31, 2012, total liabilities were $315,564, consisting of accrued expenses of $71,009, advances from related parties of $26,093, and accounts payable of $61,450. As of December 31, 2011, total liabilities were $485,706, consisting of advances from related parties of $99,991, and accounts payable and accrued expenses of $217,180.

Cash and cash equivalents as of March 31, 2012 decreased by $210,194 as compared to December 31, 2011. Our working capital was $523,820 and $883,073 at March 31, 2012 and December 31, 2011, respectively.

The decrease in cash resulted from the payment of certain accounts payables, accrued liabilities and related party loans, combined with an increase in expenditures for leasehold improvements for the new gallery which opened in March 2012.

Net cash used by our operating activities in the three months ended March 31, 2012 was $51,748, as compared to net cash provided of $130,544 for the three months ended March 31, 2011.

Net cash used in investing activities in the three months ended March 31, 2012 was $96,875, compared to $0 in the three months ended March 31, 2011. The net increase in cash used in investing activities in 2012 resulted primarily from the expenditures for leasehold improvements.

Net cash used in financing activities in the three months ended March 31, 2012 was $73,898, compared to $5,494 from financing activities in the three months ended March 31, 2011. The net increase in cash used in financing activities in 2012 resulted primarily from repayment of related party loans.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the Chairman of our Board of Directors, and owns approximately 42.1% of our Common Stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at March 31, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $27,317 was paid prior to March 31, 2012. In October and November 2010 we completed an “offshore” private placement of 50,000,000 shares of our Common Stock at a price of $0.02 per share, which generated gross proceeds of approximately $1,000,000. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Critical Accounting Policies

Our significant accounting policies are described in detail in Note 3 to our unaudited financial statements included herein. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed financial statements. In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of March 31, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

UAN Cultural & Creative Co., Ltd.

Dated: May 15, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

