Form 10-Q
period 2012-06-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-08-20
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3303304 (I.R.S. Employer Identification No.)

1021 Hill Street, Suite 200, Three Rivers, Michigan (Address of principal executive offices)	49093 (Zip Code)

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

As of August 14, 2012, there were 53,672,708 shares of the registrant’s Common Stock outstanding.

UAN CULTURAL & CREATIVE CO., LTD.

PART I

Item 1.  Financial Statements

UAN Cultural & Creative Co., Ltd.

Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$127,929	$441,448
Accounts and notes receivable	174,691	307,793
Inventory	39,328	441,607
Other current assets	164,210	118,933
Total current assets	506,158	1,309,781

Fixed assets, net (Note 4)	107,599	74,900
Other assets	254,746	68,268
Total assets	$868,502	$1,452,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,825	$93,206
Accrued expenses	33,843	123,974
Notes payable	130,218	39,645
Deposit from customers	3,343	31,925
Other payables	7,076	6,457
Demand Notes Payable to shareholder (Note 7 and 9)	-	-
Due to officer & shareholder (Note 9)	21,920	99,991
Income Taxes Payable (Note 5)	-	31,510
Total current liabilities	260,226	426,708

Long Term Notes Payable	173,601	58,998
Total liabilities	433,827	485,706

Commitments & Contingencies (Note 6)	-	-

Stockholders' Equity (Notes 2, 7 and 8):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on December 31, 2011 and December 31, 2010.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,611,520)	(2,074,530)
Accumulated other comprehensivce income (loss)	(7,306)	(11,728)
Total stockholders' equity	434,675	967,243
Total liabilities and stockholders' equity	$868,502	$1,452,949

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$339,929	$756,694	$575,069	$1,073,576

Cost of Sales	270,145	369,290	512,100	408,134

Gross Profit (Loss)	$69,784	$387,404	$62,969	$665,442

Operating expenses:
Selling, general & administrative expenses	341,110	210,975	594,987	406,045
Total operating expenses	341,110	210,975	594,987	406,045

Income (Loss) from operations	(271,326)	176,429	(532,018)	259,397

Other income/(expenses)
Interest income/(expense), net	55	(3,895)	(6,626)	(7,840)
Other gains, net	308	-	2,537	-
Total other expenses	363	(3,895)	(4,089)	(7,840)

Income (Loss) before provision for income taxes	(270,963)	172,534	(536,107)	251,557

Provision for income taxes (Note 5)	882	45,264	882	69,458

Net Income (Loss)	$(271,845)	$127,270	$(536,989)	$182,100

Weighted average number of common shares outstanding, basic	53,672,708	53,552,708	53,672,708	53,552,708

Net Income (Loss) per share, basic	$(0.005)	$0.003	$(0.010)	$0.003

Weighted average number of common shares outstanding, diluted	53,672,708	53,552,708	53,672,708	53,552,708

Net Income (Loss) per share, diluted	$(0.005)	$0.003	$(0.010)	$0.003

Comprehensive Income (Loss)
Net income (loss)	$(271,845)	$127,270	$(536,989)	$182,100
Foreign currency translation gain (loss)	(7,679)	3,649	4,422	2,863
Comprehensive income (loss)	$(279,524)	$130,919	$(532,567)	$184,963

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Stockholders Equity (Deficit)

(Unaudited)

								Accumulated
			Common Stock,		Additional		Accumulated	Other
	Common Stock		Class B		Paid-In	Treasury	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	Income (Loss)	Total

Balance, December 31, 2009	3,672,708	$367	—	$—	$2,050,388	$(30,000)	$(2,041,292)	$—	$(20,537)

Net loss for the period							(203,295)		(203,295)
Sale of common shares - Proceeds of $999,718	50,000,000	5,000			994,718				999,718
Capital contribution cancellation of notes payable and accrued expense					33,028				33,028

Balance, December 31, 2010	53,672,708	$5,367	—	$—	$3,078,134	$(30,000)	$(2,244,587)	$—	$808,914

Retirement of tresury stock					$(30,000)	$30,000			—
Net income for the period							170,057		170,057
Foreign currency translation loss								(11,728)	(11,728)

Balance, December 31, 2011	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,074,530)	$(11,728)	$967,243

Net loss for the period							(536,989)		(536,989)
Foreign currency translation loss								4,422	4,422

Balance, June 30, 2012	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,611,520)	$(7,306)	$434,675

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2012	June 30, 2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(536,989)	$182,100
Depreciation and amortization expense	70,423	73,400
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts and notes receivable	133,102	-
(Increase) Decrease in inventory	402,279	(78,677)
Increase in other assets	(231,755)	(101,629)
Increase (Decrease) in accounts payable & accrued expenses	(119,512)	127,199
Increase in notes payable	205,176	-
Decrease in deposit from customers	(28,582)	-
Decrease in other payables	619	-
Increase in income tax payables	(31,510)	-

Net cash provided by (used in) operating activities	(136,747)	202,393

Cash Flows from Investing Activities
Purchase of leasehold improvements	(105,154)	-

Net cash used in investing activities	(105,154)	-

Cash Flows from Financing Activities
Advances from shareholders & officers	(78,071)	(6,353)

Net cash used in financing activities	(78,071)	(6,353)

Effect of exchange rate change on cash	6,453	2,863

Net increase (decrease) in cash and cash equivalents	(313,519)	198,903

Cash and cash equivalents
Beginning of period	441,448	377,433

End of period	$127,929	$576,336

Supplemental disclosure of cash flow information:
Interest paid	$27,317	$-

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K filed on April 13, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

FIXED ASSETS, NET

Leasehold improvements are recorded at cost and are amortized over the length of lease which is a two-year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a two to five year period.

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

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net Income/(Loss)	$(271,845)	$127,270	$(536,989)	$182,100
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,552,708	53,672,708	53,552,708
Dilution associated with W and Z warrants	-	-	-	-
Weighted average common share outstanding – diluted	53,672,708	53,552,708	53,672,708	53,552,708
Basic earnings (loss) per share	$(0.005)	$0.002	$(0.010)	$0.003
Diluted earnings (loss) per share	$(0.005)	$0.002	$(0.010)	$0.003

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

For the six months ended June 30, 2012, two hundred sixty four (264) pieces of arts were sold from the inventory.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company incurred advertising expense of $71,131 and $887 for the three months ended June 30, 2012 and 2011, respectively, and $106,775 and $4,773 for the six months ended June 30, 2012 and 2011, respectively.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company reports all operations under one business segment, the sale of works of art. Two customers accounted for 92% of the Company’s revenues for six months ended June 30, 2012. The Company generated 91% of revenues for the six months ended June 30, 2011 through one Taiwan distributor. All sales revenues were generated in Taiwan. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2012 and 2011:

	2012		2011
Largest Customers
Espoir	$307,621	53%	$981,955	91%
Roundex	223,299	39%	54,294	5%
Others	44,149	8%	37,327	3%
Total revenues	$575,069	100%	$1,073,576	100%

Sales By Region:
Taiwan	100%		100%

FOREIGN CURRENCY TRANSLATIONS

The functional currency of the Company's branch in Taiwan is the New Taiwan Dollar (“TWD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2012, the cumulative translation adjustments of $(7,306), were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three ended June 30, 2012, other comprehensive (loss) income was $(7,649) and $3,649, respectively. For the six months ended June 30, 2012, other comprehensive income was $4,422 and $2,863, respectively.

The exchange rates used to translate amounts in TWD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of June 30, 2012, the Company used the spot rates of exchange for assets and liabilities of $1.00 US to TWD 29.91. For the six months ended June 30, 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to TWD 29.66. The Company used historical rates for equity.

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

NOTE 4 – FIXED ASSETS, NET

The balances of fixed assets are as follows:

	June 30, 2012	December 31, 2011
Leasehold Improvements	$346,875	$250,000
Machinery & Equipment	8,813	534
	355,688	250,534
Accumulated Depreciation & Amortization	(248,089)	(175,634)
Net Fixed Assets	$107,599	$74,900

The depreciation and amortization expense for the three and six months ended June 30, 2012 and 2011 were $41,529, $42,722, $70,423 and $73,400, respectively.

NOTE 5 — INCOME TAXES

The Company has cumulative net operating tax loss carryover (the “NOL”) of approximately $2.6 million at June 30, 2012, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

The Company has foreign tax credit carryover of approximately (the “FTC”) $33,000 at June 30, 2012. The final portion of the FTC will expire in 10 years.

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

Income/(Loss) before Income Taxes for the six months ended June 30 were as follows:

	2012	2011
United States	$(165,015)	$(63,293)
Taiwan	(371,092)	118,123
Total Income (Loss) before Tax	$(536,107)	$54,830

Provisions for Income Taxes for the six months ended June 30 were as follows:

	2012	2011
United States	$-	$-
Taiwan	-	24,194
Total Tax Expense	$-	$24,194

Reconciliations of statutory rates to effective tax rates for the six months ended June 30 were as follows:

2012
Statutory US Tax Rate	39.0%
Foreign Tax Rate	17.0%
State Income Tax Rate Effected	0.0%
Foreign Tax Credit	-17.0%
Net Operating Loss Carryforward	-39.0%
Effective Worldwide Tax Rate	0.0%

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

Operating Leases

In August 2010, the Company entered into a two-year real estate operating lease for its initial gallery location in Taiwan.

In November 2011, the Company entered into an office space lease agreement for additional space located in Taiwan.

In January 2012, the Company entered into a two year lease for its second gallery location in Tainan, Taiwan.

Rent expenses incurred were $15,440 and $8,180 for the three months ended June 30, 2012 and 2011, respectively. Rent expenses incurred were $29,643, and $19,436 for the six months ended June 30, 2012 and 2011, respectively.

Future aggregate minimum office lease payments will be as follows:

Year	Amounts
2012	$37,446
2013	56,169
2014	8,024
Total	$101,639

On October 7, 2011, the Company entered into a three years automobile lease agreement.

On June 5, 2012, the Company entered into a three years automobile lease agreement.

Lease expenses incurred were $13,730, $0, $21,981, and $0 for the three and six months ended June 30, 2012 and 2011, respectively.

Future aggregate minimum automobile lease payments will be as follows:

Year	Amounts
2012	$50,454
2013	100,908
2014	92,712
2015	28,385
Total	$272,459

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

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of June 30, 2012, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of June 30, 2012, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

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

The Class Z warrants will expire on March 7, 2013. There are 822,500 shares of Common Stock underlying the outstanding Class Z warrants as of June 30, 2012.

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

NOTE 9—RELATED PARTY TRANSACTIONS

At June 30, 2012, David Chen-Te Yen (Chairman, director and shareholder of the Company) has an outstanding receivable of $33,434 from the Company which was advanced to commence the Taiwan operations.

At June 30, 2012, Yuan-Hao Chang (shareholder and consultant to the Company) has an outstanding payable of $10,735 to the Company.

At June 30, 2012, Parashar Patel (shareholder and CEO of the Company) has an outstanding payable of $778 to the Company. which the Company advanced to Mr. Patel to pay certain Company expenses.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at June 30, 2012.

In July 2010, Mr. Yuan-Ho Chang (shareholder and consultant to the Company) loaned the Company $200,000 in demand notes bearing interest at 8%. This demand note was repaid on November 1, 2011. Interest expenses incurred on the notes were $7,241 and $3,945 for the six months ended June 30, 2012 and 2011, respectively. The related accrued interest of $27,317 was repaid in March 2012.

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

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the Chairman of our Board of Directors, and owns approximately 42.1% of our Common Stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at June 30, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $27,317 was paid prior to March 2012. At June 30, 2012, the outstanding working capital advances payable to shareholders and officers were $21,920.

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

Our Current Business

We opened our initial art gallery, which is located in Luzhu Township, Taiwan, in July 2010. We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase from which to initiate our operations. We commenced operations from this location because most of our officers and directors live nearby, are familiar with the area, and believe it to have an excellent market potential for our artworks. Our lease for this gallery will expire on August 24, 2012. Due to current weakness in the Taiwan real estate market, we expect to negotiate an extension of the lease on terms that are favorable to us. On March 23, 2012, we opened our second gallery in Tainan, Taiwan. We also acquired furniture, fixtures and improvements, at a cost of approximately $100,000. We recently rented approximately 100 square feet of wall space in an art gallery in Chicago, in which we displayed a small number of artworks for a period of approximately 90 days. We have discontinued this lease but, in the future, we may attempt to lease additional space in the gallery and/or conduct similar trials in other cities in the United States.

Our galleries provide elegant and comfortable settings from which we sell our artworks and conduct art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists. We generally offer for sale paintings that we purchased for resale and paintings we hold for sale on a consignment basis. To date we have sold approximately 1,600 paintings from inventory and seven paintings on consignment. Our sale prices for the paintings we hold in inventory are typically recommended by our chief art consultant, Mr. Yung Chien Wu, who also recommends the paintings we acquire and the prices we pay to the artists. Our profit margin with respect to the paintings we sell from inventory varies from painting to painting. We generally pay the artist 50% of the amount we realize on consignment sales. We are currently offering approximately 250 paintings from inventory and we are holding no paintings for sale on consignment.

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

Results of Operations

Three Months Ended June 30, 2012 v. June 30, 2011

Revenues

Sales revenues for the three months ended June 30, 2012 and 2011 were $339,929 and $756,694, respectively, a decrease of $416,765 or approximately 55%. Our sales decline during the period was attributable to an economic downturn in Taiwan, which has significantly affected our business. We are actively seeking alternate distribution channels to increase our sales.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2012 and 2011 were $270,145 and $369,290, respectively, a decrease of $99,145. Our gross profit for the three months ended June 30, 2012 and 2011 were $69,784 and $387,404, respectively. Gross margin for the three months ended June 30, 2012 and 2011 were approximately 20.5% and 51.2%, respectively. The decrease in gross profit reflects the sale of four high-value paintings below our cost during the three months ended June 30, 2012. These paintings were sold at negative gross margin of approximately (14)% and accounted for approximately 37% of gross sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 were $341,110 and $210,975, respectively, an increase of $130,135 or approximately 62%. Our major operating expenses for the three months ended June 30, 2012 consisted of advertising expenses of $71,131, salaries and related expenses of $34,473, rent expenses in the amount of $29,710, professional fees in the amount of $50,573 and leasehold improvement amortization of $41,529, compared to advertising expenses of $887, salaries and related expenses of $38,595, rent in the amount of $8,180, professional fees in the amount of $48,606, and leasehold improvement amortization of $42,722 for the three months ended June 30, 2011. We increased our advertising expenses, payroll related expenses and rent expenses primarily as a result of opening our second gallery in Tainan, Taiwan.

Other Income/(Expenses)

Other income for the three months ended June 30, 2012 amounted to $55, as compared to other expenses $(3,895) for the three months ended June 30, 2011. These expenses consist of interest on related party loans.

Provision for Income Tax

Income tax provision for the three months ended June 30, 2012 was $882, compared to $45,264 for the three months ended June 30, 2011, a decrease of $44,382. Our worldwide effective tax rate for the three months ended June 30, 2011 was approximately 30%. We have certain tax deferred assets such as net operating loss and foreign tax credit.

Net Income (Loss)

We had a net loss from operations of $(271,845) for the three months ended June 30, 2012, compared to net income of $127,270 incurred in the three months ended June 30, 2011. Our net loss was attributable to the sales of four high-value paintings below our cost in addition to lower sales revenue and the increase in our selling, general and administrative expenses.

Six Months Ended June 30, 2012 v. June 30, 2011

Revenues

Sales revenues for the six months ended June 30, 2012 and 2011 were $575,069 and $1,073,576, respectively, a decrease of $498,507 or approximately 46%. Our sales decline during the period was attributable primarily to an economic downturn in Taiwan, which has significantly affected our business. The decrease in revenues was also attributable to a decline in sales during the first quarter of 2012, because relatively little commerce is conducted in Taiwan during Chinese New Year, which is celebrated over a two-week period commencing in late January or early February, and to the redecoration of the gallery space for exhibits of the artworks during the first quarter of 2012, which resulted in delay of sales activities. We are actively seeking alternate distribution channels to increase our sales.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2012 and 2011 were $512,100 and $408,134, respectively, an increase of $103,966. Our gross profit for the six months ended June 30, 2012 and 2011 were $62,969 and $665,442, respectively. Gross margin for the three months ended June 30, 2012 and 2011 were approximately 10.9% and 62%, respectively. The decrease in gross profit reflects the sale of ten high-value paintings below our cost during the six months ended June 30, 2012. These paintings were sold at negative gross margin of approximately (14)% and accounted for approximately 55% of gross sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 were $594,987 and $406,045, respectively, an increase of $188,942 or approximately 47%. Our major operating expenses for the six months ended June 30, 2012 consisted of advertising expenses of $106,775, salaries and related expenses of $82,287, rent expenses in the amount of $51,624, professional fees in the amount of $85,233 and leasehold improvement amortization of $70,423, compared to advertising expenses of $4,773, salaries and related expenses of $66,905, rent in the amount of $19,436, professional fees in the amount of $97,444, and leasehold improvement amortization of $73,400 for the six months ended June 30, 2011. We increased our advertising expenses, payroll related expenses, and rent expenses primarily as a result of opening our second gallery in Tainan, Taiwan.

Other Expenses

Other expenses for the six months ended June 30, 2012 amounted to $4,089, as compared to $7,840 for the six months ended June 30, 2011. These expenses consist of interest on related party loans.

Provision for Income Tax

Income tax provision for the six months ended June 30, 2012 was $882, compared to $69,485 for the six months ended June 30, 2011, a decrease of $68,603. Our worldwide effective tax rate for the six months ended June 30, 2011 was 30%. We have certain tax deferred assets such as net operating loss and foreign tax credit.

Net Income (Loss)

We had a net loss from operations of $(536,989) for the six months ended June 30, 2012, compared to net income of $182,100 incurred in the six months ended June 30, 2011. Our net loss was attributable to the sales of ten high-value paintings below our cost, in addition to lower sales revenue and the increase in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2012, our total assets were $868,502, total liabilities were $433,827, and shareholders’ equity was $434,675, compared to $1,452,949, $485,706 and $967,243, respectively, as of December 31, 2011. Current assets at June 30, 2012 were $506,158, including cash and cash equivalents of $127,929, accounts receivables of $174,691, and inventory of $39,328, compared to $441,448, $307,793 and $441,607, respectively, at December 31, 2011. Included in total assets as of June 30, 2012 are leasehold improvements net of $107,599 and other assets of $254,746, compared to $74,900 and $68,268, respectively, as of December 31, 2011.

As of June 30, 2012, total liabilities were $433,827, consisting of accrued expenses of $33,843, advances from related parties of $21,920, and accounts payable of $63,825. As of December 31, 2011, total liabilities were $485,706, consisting of advances from related parties of $99,991, and accounts payable and accrued expenses of $217,180.

Cash and cash equivalents as of June 30, 2012 decreased by $313,519 as compared to December 31, 2011. Our working capital was $245,932 and $883,073 at June 30, 2012 and December 31, 2011, respectively.

The decrease in cash resulted from the payment of certain accounts payables, accrued liabilities and related party loans, combined with an increase in expenditures for leasehold improvements for the new gallery which opened in March 2012.

Net cash used in our operating activities in the six months ended June 30, 2012 was $136,747, as compared to net cash provided of $202,393 for the six months ended June 30, 2011.

Net cash used in investing activities in the six months ended June 30, 2012 was $105,154, compared to $0 in the six months ended June 30, 2011. The net increase in cash used in investing activities in 2012 resulted primarily from the expenditures for leasehold improvements and equipment acquisition.

Net cash used in financing activities in the six months ended June 30, 2012 was $78,071, compared to $6,353 in the six months ended June 30, 2011. The net increase in cash used in financing activities in 2012 resulted primarily from repayment of related party loans.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the Chairman of our Board of Directors, and owns approximately 42.1% of our Common Stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at June 30, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $27,317 was paid prior to March 2012. In October and November 2010 we completed an “offshore” private placement of 50,000,000 shares of our Common Stock at a price of $0.02 per share, which generated gross proceeds of approximately $1,000,000. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of June 30, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2011.

The lease for our first gallery, in Luzhu Township, Taiwan, expires on August 24, 2012.

The lease for our first gallery, in Luzhu Township, Taiwan, expires on August 24, 2012. Due to current weakness in the Taiwan real estate market, we expect to negotiate an extension of the lease on terms that are favorable to us. However, we do not have a contractual right to extend the lease, and the landlord could evict us or impose penalties equal to 100% of our rent if we do not reach agreement on the extension terms. Being forced to vacate these premises or to pay those penalties would have a material adverse effect on our financial condition, business and prospects.

We have high operating costs, including two automobile leases.

In October 2011 we entered into an automobile lease with a three-year term. In June 2012, we entered into a second such lease with a three-year term. The combined minimum lease payments under these leases for the years ending December 31, 2013 and 2014 are $100,908 and $92,712, respectively. We will be required to pay the amounts due under these leases regardless of whether or not we generate profits or sufficient cash flow from our business activities to satisfy the obligations. Our cost structure, including our obligations under these leases, may prevent us from realizing a profit. If we do not make a profit, we may have to suspend or cease operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Car Lease Agreement between UAN Cultural & Creative Co., Ltd. and Taiwan Life Insurance Co., Ltd.

____________________

(1)	To be filed by amendment pursuant to Section 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: August 17, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer
(Principal Executive Officer)

Dated: August 17, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

