Form 10-Q/A
period 2012-06-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-09-13
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

As of September 13, 2012, there were 53,672,708 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed on August 20, 2012 (the “Form 10-Q”),furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The Amendment also amends and restates Item 1 of the Form 10-Q in its entirety, to amend certain information in the financial statements and footnotes included within the Form 10-Q. We believe these changes, which were discovered as we prepared the financial statements and related notes in XBRL, are not material.

In addition, in connection with the filing of this Amendment, and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Form 10-Q. This Amendment speaks as of the date of the Form 10-Q, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I

Item 1.  Financial Statements

UAN Cultural & Creative Co., Ltd.

Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$127,929	$441,448
Accounts and notes receivable	174,691	307,793
Inventory	39,328	441,607
Other current assets	164,210	118,933
Total current assets	506,158	1,309,781

Fixed assets, net (Note 4)	107,599	74,900
Other assets	254,746	68,268
Total assets	$868,502	$1,452,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,825	$93,206
Accrued expenses	33,843	123,974
Notes payable	130,218	39,645
Deposit from customers	3,343	31,925
Other payables	7,076	6,457
Demand Notes Payable to shareholder (Note 7 and 9)	-	-
Due to officer & shareholder (Note 9)	21,920	99,991
Income Taxes Payable (Note 5)	-	31,510
Total current liabilities	260,226	426,708

Long Term Notes Payable	173,601	58,998
Total liabilities	433,827	485,706

Commitments & Contingencies (Note 6)	-	-

Stockholders' Equity (Notes 2, 7 and 8):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on June 30, 2012 and December 31, 2011	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,611,520)	(2,074,530)
Accumulated other comprehensive income (loss)	(7,306)	(11,728)
Total stockholders' equity	434,675	967,243
Total liabilities and stockholders' equity	$868,502	$1,452,949

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$339,929	$756,694	$575,069	$1,073,576

Cost of Sales	270,145	369,290	512,100	408,134

Gross Profit (Loss)	$69,784	$387,404	$62,969	$665,442

Operating expenses:
Selling, general & administrative expenses	341,110	210,975	594,987	406,045
Total operating expenses	341,110	210,975	594,987	406,045

Income (Loss) from operations	(271,326)	176,429	(532,018)	259,397

Other income/(expenses)
Interest income/(expense), net	55	(3,895)	(6,626)	(7,840)
Other gains, net	308	-	2,537	-
Total other expenses	363	(3,895)	(4,089)	(7,840)

Income (Loss) before provision for income taxes	(270,963)	172,534	(536,107)	251,557

Provision for income taxes (Note 5)	882	45,264	882	69,458

Net Income (Loss)	$(271,845)	$127,270	$(536,989)	$182,100

Weighted average number of common shares outstanding, basic	53,672,708	53,552,708	53,672,708	53,552,708

Net Income (Loss) per share, basic	$(0.005)	$0.002	$(0.010)	$0.003

Weighted average number of common shares outstanding, diluted	53,672,708	53,552,708	53,672,708	53,552,708

Net Income (Loss) per share, diluted	$(0.005)	$0.002	$(0.010)	$0.003

Comprehensive Income (Loss)
Net income (loss)	$(271,845)	$127,270	$(536,989)	$182,100
Foreign currency translation gain (loss)	(7,679)	3,649	4,422	2,863
Comprehensive income (loss)	$(279,524)	$130,919	$(532,567)	$184,963

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd.

Statements of Stockholders Equity (Deficit)

(Unaudited)

								Accumulated
			Common Stock,		Additional		Accumulated	Other
	Common Stock		Class B		Paid-In	Treasury	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	Income (Loss)	Total

Balance, December 31, 2009	3,672,708	$367	—	$—	$2,050,388	$(30,000)	$(2,041,292)	$—	$(20,537)

Net loss for the period							(203,295)		(203,295)
Sale of common shares - Proceeds of $999,718	50,000,000	5,000			994,718				999,718
Capital contribution cancellation of notes payable and accrued expense					33,028				33,028

Balance, December 31, 2010	53,672,708	$5,367	—	$—	$3,078,134	$(30,000)	$(2,244,587)	$—	$808,914

Retirement of treasury stock					$(30,000)	$30,000			—
Net income for the period							170,057		170,057
Foreign currency translation loss								(11,728)	(11,728)

Balance, December 31, 2011	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,074,530)	$(11,728)	$967,243

Net loss for the period							(536,989)		(536,989)
Foreign currency translation loss								4,422	4,422

Balance, June 30, 2012	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,611,520)	$(7,306)	$434,675

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

NOTE 2—OFFERING

In the Offering, effective March 8, 2006, the Company sold to the public an aggregate of 57,500 Series A Units and 529,000 Series B Units at a price of $85 and $101 per unit, respectively. Proceeds from the initial public offering totaled approximately $54.9 million, which was net of approximately $3.4 million in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants (a “Class W Warrant”).

The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The Class W Warrants expired on March 7, 2011. The Company may redeem the outstanding Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.50 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $87.50 per share for a Class Z Warrant for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

At the closing of this offering, the Company sold to HCFP the underwriters for an aggregate of $100, an option (the “Underwriter's Purchase Option” or “UPO”) to purchase up to a total of 2,500 additional Series A Units and/or 23,000 additional Series B Units. The UPO expired on March 7, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non-recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

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

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $2.4 million has been reduced by a related allowance of equal amount at June 30, 2012.

Income/(Loss) before Income Taxes for the six months ended June 30 were as follows:

	2012	2011
United States	$(165,015)	$(140,801)
Taiwan	(371,092)	392,358
Total Income (Loss) before Tax	$(536,107)	$251,557

Provisions for Income Taxes for the six months ended June 30 were as follows:

	2012	2011
United States	$-	$2,762
Taiwan	882	66,696
Total Tax Expense	$882	$69,458

Reconciliations of statutory rates to effective tax rates for the six months ended June 30 were as follows:

2012
Statutory US Tax Rate	39.0%
Foreign Tax Rate	17.0%
State Income Tax Rate Effected	0.0%
Foreign Tax Credit	-17.0%
Net Operating Loss Carryforward	-39.0%
Effective Worldwide Tax Rate	0.0%

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

Automobile Lease expenses incurred were $13,730, and $0 for the three months ended June 30, 2012 and 2011, respectively; and $21,981 and $0 for six months ended June 30, 2012 and 2011, respectively.

Future aggregate minimum automobile lease payments will be as follows:

Year	Amounts
2012	$87,900
2013	157,077
2014	100,736
2015	28,385
Total	$374,098

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

•     247,500 shares of Common Stock underlying the outstanding Class Z warrants issued to former officers and directors of the Company. Specifically, an aggregate of 247,500 Class W warrants and 247,500 Class Z warrants were sold to former officers and directors for an aggregate of $247,500 (or a purchase price of $.50 per warrant). These warrants have the same terms as the other Class Z and Class W warrants, including an exercise price of $50 per share. We refer to these warrants as the “Affiliate Warrants.”

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1(1)	Car Lease Agreement between UAN Cultural & Creative Co., Ltd. and Taiwan Life Insurance Co., Ltd.

101.INS (2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

(1)	Previously filed as an exhibit to UAN Cultural & Creative Co., Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: September 13, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer
(Principal Executive Officer)

Dated: September 13, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

