Form 10-Q
period 2012-09-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-11-21
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-51693
UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)
Delaware				20-3303304
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1021 Hill Street, Suite 200, Three Rivers, Michigan				49093
(Address of principal executive offices)				(Zip Code)
(586) 530-5605
(Registrant’s telephone number, including area code)
N/A
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
[X] YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
				[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
53,672,708 common shares issued and outstanding as of November 21, 2012.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, UAN Cultural & Creative Co., Ltd. is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Company’s independent registered public accounting firm and other advisers are located in the greater New York area, and were adversely impacted by the lack of communications, transportation, electricity and facilities, and accordingly the Company was unable to file this Report by November 14, 2012 due to disruptions caused by Hurricane Sandy.

UAN CULTURAL & CREATIVE CO., LTD.

2

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$120,172	$441,448
Accounts and notes receivable	260,433	307,793
Inventory	2,194	441,607
Other current assets	81,081	118,933
Total current assets	463,880	1,309,781

Fixed assets, net (Note 4)	—	74,900
Other assets	105,502	68,268
Total assets	$569,382	$1,452,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56,372	$93,206
Accrued expenses	38,178	123,974
Notes payable	69,855	39,645
Deposit from customers	—	31,925
Other payables	2,627	6,457
Due to officer & shareholder (Note 9)	25,322	99,991
Income Taxes Payable (Note 5)	2,591	31,510
Total current liabilities	194,945	426,708

Long Term Notes Payable	75,676	58,998
Total liabilities	270,621	485,706

Commitments & Contingencies (Note 6)	—	—

Stockholders' Equity (Notes 2, 7 and 8):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on December 31, 2011 and December 31, 2010.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares
issued and outstanding	—	—
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,756,087)	(2,074,530)
Accumulated other comprehensive income (loss)	1,347	(11,728)
Total stockholders' equity	298,761	967,243
Total liabilities and stockholders' equity	$569,382	$1,452,949

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$183,035	$760,769	$758,104	$1,834,345

Cost of Sales	66,192	339,523	578,292	747,657

Gross Profits	116,843	421,246	179,812	1,086,688

Operating expenses:
Selling, general & administrative expenses	336,156	288,447	930,839	694,492
Total operating expenses	336,156	288,447	930,839	694,492

Income (Loss) from operations	(219,313)	132,799	(751,027)	392,196

Other income/(expenses)
Interest income/(expense), net	28	(3,459)	(6,597)	(11,299)
Other gains, net	(4)	—	2,229	—
Gain on disposal of fixed assets	77,265	—	77,265	—
Total other income (expenses)	77,289	(3,459)	72,896	(11,299)

Income (Loss) before provision for income taxes	(142,024)	129,340	(678,131)	380,897

Provision for income taxes (Note 5)	2,543	55,313	3,424	124,770

Net Income (Loss)	$(144,567)	$74,028	$(681,555)	$256,127

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708	53,672,708	53,672,708

Net Income (Loss) per share, basic	$(0.003)	$0.001	$(0.013)	$0.005

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708	53,672,708	53,672,708

Net Income (Loss) per share, diluted	$(0.003)	$0.001	$(0.013)	$0.005

Comprehensive Income (Loss)
Net income (loss)	$(144,567)	$74,028	$(681,555)	$256,127
Foreign currency translation gain (loss)	7,882	19,214	13,074	22,077
Comprehensive income (loss)	$(136,684)	$93,242	$(668,481)	$278,204

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(681,555)	$256,127
Depreciation and amortization expense	95,753	102,381
Gain on disposal of fixed assets	(77,265)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts and notes receivable	47,360	(312,934)
(Increase) Decrease in inventory	439,413	(14,805)
Increase in other assets	618	(88,186)
Increase (Decrease) in accounts payable & accrued expenses	(122,630)	358,746
Increase in notes payable	46,888	—
Decrease in deposit from customers	(31,925)	—
Decrease in other payables	(3,830)	—
Increase in income tax payables	(28,919)	—
Net cash provided by (used in) operating activities	(316,092)	301,329

Cash Flows from Investing Activities
Disposal of fixed assets	161,564	—
Purchase of leasehold improvements	(105,154)	—
Net cash provided by investing activities	56,410	—

Cash Flows from Financing Activities
Repayment of advances from shareholders & officers	(74,669)	—
Net cash used in financing activities	(74,669)	—

Effect of exchange rate change on cash	13,075	(22,077)

Net increase (decrease) in cash and cash equivalents	(321,276)	279,252

Cash and cash equivalents
Beginning of period	441,448	377,433

End of period	$120,172	$656,685

Supplemental disclosure of cash flow information:
Interest paid	$27,317	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

UAN CULTURAL & CREATIVE CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

UAN Cultural & Creative Co., Ltd. (formerly named Good Harbor Partners Acquisition Corp.) (“UAN CCC”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the security industry. The registration statement for UAN CCC’s initial public offering (the “Offering”) was declared effective on March 8, 2006. The net proceeds of the offering were segregated in a trust account and the Company was obligated to return the segregated funds to the investors in the event it did not complete a business combination within 18 months (24 months, under certain circumstances). On November 15, 2007, UAN CCC announced the termination of its previously announced letters of intent for business combinations in the security industry. Because UAN CCC had not completed any business combination within the required time period, UAN CCC liquidated the segregated funds held in the trust account, returned the funds to the investors, redeemed the Class B Common Stock the investors acquired in the Offering and reconstituted UAN CCC as an ongoing business corporation. As a result of the foregoing, the Company became a public shell company.

On June 30, 2010, a change of control of UAN CCC occurred when eight purchasers acquired an aggregate of approximately 95.6% of the outstanding voting Common Stock of UAN CCC. In connection with these transactions, UAN CCC’s Board of Directors was reconstituted, and UAN CCC initiated a new business plan involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

On February 14, 2012, UAN CCC through its director, established UAN Cultural and Creative Company Limited (“UAN HK”) in Hong Kong to take advantage of tax benefits.

On August 9, 2012, UAN CCC though its director and UAN HK, established UAN Yeh Cultural and Creative Company Limited Taiwan Branch (“UAN Yeh”) in Taiwan.

As at August 12, 2012, UAN HK became wholly owned subsidiary of UAN CCC with 10,000 capital shares authorized at HKD1.00 par value and 10,000 shares issued and outstanding.

The operation of the Old Taiwan Branch was ceased and subsequently transferred to UAN Yeh.

UAN CCC and its subsidiaries – UAN HK and UAN Yeh shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

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

The Class Z Warrants will expire on March 7, 2013 or earlier upon redemption. The Class W Warrants expired on March 7, 2011. The Company may redeem the outstanding Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $0.50 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $87.50 per share for a Class Z Warrant for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K filed on April 13, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net Income/(Loss)	$(144,567)	$74,028	$(681,555)	$256,127
Weighted average common shares outstanding – basic	53,672,708	53,552,708	53,672,708	53,552,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,552,708	53,672,708	53,552,708
Basic earnings (loss) per share	$(0.003)	$0.001	$(0.013)	$0.005
Diluted earnings (loss) per share	$(0.003)	$0.001	$(0.013)	$0.005

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

For the nine months ended September 30, 2012, three hundred ninety three (393) pieces of arts were sold from the inventory.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company incurred advertising expense of $157,657 and $5,921 for the three months ended September 30, 2012 and 2011, respectively, and $264,432 and $10,698 for the nine months ended September 30, 2012 and 2011, respectively.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company reports all operations under one business segment, the sale of works of art. Two customers accounted for 92% of the Company’s revenues for nine months ended September 30, 2012. The Company generated 73% of revenues for the nine months ended September 30, 2011 through one Taiwan distributor. All sales revenues were generated in Taiwan. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the nine months ended September 30, 2012 and 2011:

	2012		2011
Largest Customers
Espoir	$307,331	41%	$1,347,492	73%
Andwin	16,023	2%	131,428	7%
Roundex	383,634	51%	160,000	9%
Others	51,115	7%	195,425	11%
Total revenues	$758,104	100%	$1,834,345	100%

FOREIGN CURRENCY TRANSLATIONS

The functional currency of UAN CCC is U.S. Dollar (“USD”).

The functional currency of UAN CCC’s branch operations in Taiwan is New Taiwan Dollar (“TWD”).

The functional currency of UAN CCC HK is Hong Kong Dollar (“HKD”).

The functional currency of UAN Yeh CCC is New Taiwan Dollar (“HKD”).

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income.

At September 30, 2012, the cumulative translation adjustments of $1,347, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three ended September 30, 2012 and 2011, other comprehensive (loss) income was $7,882 and $19,214, respectively. For the nine months ended September 30, 2012 and 2011, other comprehensive income was $13,074 and $22,077 respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2011	30.54	—
September 30, 2011	—	29.21
September 30, 2012	29.17	29.72

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
September 30, 2012	7.75	7.76

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 4 – FIXED ASSETS, NET

The balances of fixed assets are as follows:

	September 30, 2012	December 31, 2011
Leasehold Improvements	$—	$250,000
Machinery & Equipment	—	534
	—	250,534
Accumulated Depreciation & Amortization	—	(175,634)
Net Fixed Assets	$—	$74,900

The depreciation and amortization expense for the three and nine months ended September 30, 2012 and 2011 were $25,330, $28,405, $95,753 and $102,381, respectively.

On August 31, 2012, the Company disposed its fixed assets and recognized a gain of $77,265.

NOTE 5 — INCOME TAXES

UAN CCC was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax.

UAN CCC’s Taiwan Branch operation in Taiwan and is subject to Taiwan tax laws. The income tax rate in Taiwan is 17%

The Company has not made a provision for U.S. income taxes on undistributed earnings of oversea subsidiaries (UAN CCC HK and UAN Yeh CCC) with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

UAN CCC HK was established in Hong Kong and is subject to Hong Kong tax laws. However, there is no Hong Kong based income; therefore, there is no income tax impact from Hong Kong.

UAN Yeh CCC was established in Taiwan and is subject to Taiwan tax laws. The income tax rate in Taiwan is 17%.

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $2.7 million at September 30, 2012, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at September, 2012. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $2.7 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at September 30, 2012.

Income/(Loss) before Income Taxes for the nine months ended September 30 were as follows:

	For the nine months ended
	September 30, 2012	September 30, 2011
United States	$(188,947)	$(336,799)
Hong Kong	(128)	—
Taiwan	(489,056)	717,696
Total Income (Loss) before Tax	$(678,131)	$380,897

Provisions for Income Taxes for the nine months ended September 30 were as follows:

	For the nine months ended
	September 30, 2012	September 30, 2011
United States	$—	$2,762
Hong Kong	—	—
Taiwan	3,424	122,008
Total Tax Expense	$3,424	$124,770

Reconciliations of statutory rates to effective tax rates for the nine months ended September 30 were as follows:

For the nine months ended
September 30, 2012
US Statutory Tax Rate	39.0%
TW Foreign Tax Rate	17.0%
Hong Kong Foreign Tax Rate	0.0%
US State Income Tax Rate Effected	0.0%
Foreign Tax Credit	-17.0%
Net Operating Loss Carryforward	-39.0%
Effective Worldwide Tax Rate	0.0%

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

Operating Leases

In August 2010, the Company entered into a two-year real estate operating lease for its initial gallery location in Taiwan which expired in August 2012.

In November 2011, the Company entered into an office space lease agreement for additional space located in Taiwan.

In January 2012, the Company entered into a two year lease for its second gallery location in Tainan, Taiwan.

The leases above were cancelled when the Company disposed its property in August 2012.

In September 2012, the Company entered into an office space lease agreement in Zhongli, Taiwan.

Rent expenses incurred were $18,567 and $8,233 for the three months ended September 30, 2012 and 2011, respectively. Rent expenses incurred were $48,210, and $27,190 for the nine months ended September 30, 2012 and 2011, respectively.

On October 7, 2011, the Company entered into a three years automobile lease agreement. The lease is cancelled on August 31, 2012.

On June 5, 2012, the Company entered into a three years automobile lease agreement.

Automobile lease expenses incurred were $21,782 and $0 for the three months ended September 30, 2012 and 2011, respectively; and $43,763 and $0 for nine months ended September 30, 2012 and 2011, respectively.

Future aggregate minimum office lease payments and automobile lease payments will be as follows:

Year	Amounts
2012	$ 20,035
2013	75,854
2014	69,855
2015	29,106
Total	$ 194,850

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

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of September 30, 2012, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

NOTE 8—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of September 30, 2012, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

•	575,000 shares of Common Stock underlying the outstanding Class Z warrants sold in the IPO on March 8, 2006. We refer to these warrants as the “IPO Warrants.”

•	247,500 shares of Common Stock underlying the outstanding Class Z warrants issued to former officers and directors of the Company. Specifically, an aggregate of 247,500 Class W warrants and 247,500 Class Z warrants were sold to former officers and directors for an aggregate of $247,500 (or a purchase price of $0.50 per warrant). These warrants have the same terms as the other Class Z and Class W warrants, including an exercise price of $50 per share. We refer to these warrants as the “Affiliate Warrants.”

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

The Class Z warrants will expire on March 7, 2013. There are 822,500 shares of Common Stock underlying the outstanding Class Z warrants as of September 30, 2012.

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

NOTE 9—RELATED PARTY TRANSACTIONS

At September 30, 2012, David Chen-Te Yen (Chairman, director and shareholder of the Company) has an outstanding receivable of $34,283 from the Company which was advanced to commence the Taiwan operations.

At September 30, 2012, Yuan-Hao Chang (shareholder and consultant to the Company) has an outstanding payable of $10,374 to the Company.

At September 30, 2012, Parashar Patel (shareholder and CEO of the Company) has an outstanding receivable of $1,414 from the Company which Mr. Patel advanced to the Company to pay certain Company’s expenses.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at September 30, 2012.

In July 2010, Mr. Yuan-Ho Chang (shareholder and consultant to the Company) loaned the Company $200,000 in demand notes bearing interest at 8%. This demand note was repaid on November 1, 2011. Interest expenses incurred on the notes were $7,241 and $11,835 for the nine months ended September 30, 2012 and 2011, respectively. The related accrued interest of $27,317 was repaid in March 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Result of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms we", "us", "our" and "our company" mean UAN Cultural & Creative Co., Ltd., and our subsidiaries, UAN Cultural and Creative Company Limited (“UAN Hong Kong”), a Hong Kong company and UAN Yeh Cultural and Creative Company Limited a Taiwan company, unless otherwise indicated.

Description of Business

Background

We were formed on August 10, 2005 as a shell company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry.

We completed an initial public offering on March 15, 2006 based on that business plan. Stockholder funds raised in the offering were segregated in a trust account and we were obligated to return the segregated funds to the investors in the event that we did not complete a business combination within 18-months (24 months, under certain circumstances). By the end of the 18-month period we had not engaged in any operations, generated any revenues, or incurred any debt or expenses other than in connection with the initial public offering. Since we were not able to consummate our business plan and no business combination was completed within the required time period, we liquidated the segregated funds held in the trust account, returned the funds to the investors in the offering, redeemed the Class B common stock the investors acquired in the offering and reconstituted our company as an ongoing business corporation. As a result of the foregoing, we became a public shell company.

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

We experienced a change in control on June 30, 2010, both at the stockholder and director levels, as the result of the purchase of 35,095,100 shares of our common stock, approximately 95.6% of our common stock which was issued and outstanding on that date, by eight persons and the simultaneous reconstitution of our board of directors. Our new board of directors has created a new business plan and we have initiated that business involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our President and the chairman of our board of directors, and owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at September 30, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $27,317 was paid prior to March 2012. At September 30, 2012, the outstanding working capital advances payable to shareholders and officers were $35,697.

In August 2010, we changed our name to UAN Cultural & Creative Co., Ltd. and effected a one-for-ten reverse stock split of our common stock. We commenced operations in August 2011.

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

On February 14, 2012, our company, established UAN Cultural and Creative Company Limited (“UAN Hong Kong”) in Hong Kong to take advantage of tax benefits.

On August 9, 2012, our company and UAN Hong Kong, established UAN Yeh Cultural and Creative Company Limited Taiwan Branch in Taiwan.

As at August 12, 2012, UAN Hong Kong became wholly owned subsidiary of our company with 10,000 capital shares authorized at HKD1.00 par value and 10,000 shares issued and outstanding.

The operation of the old Taiwan Branch was ceased and subsequently transferred to UAN Yeh.

Our Current Business

Recently, we have changed our distribution practice as our business was negatively impacted due to the economic downturn in Taiwan. We have closed our art galleries and sold the underlying assets. We currently offer on a selective basis high value collection paintings to our customers in antique or art auction events through various brokers. We continue to offer on a selective basis customized paintings to our customers through our sales representatives, which include commemorative portraits painted by student artists whom we retain as independent contractors at a low cost to us. In addition, we offer paintings for sale through our website, www.uanusa.com. We expect our new distribution practice will cut our overhead costs and improve profits.

In July 2010, we commenced our operation when we opened our initial art gallery in Luzhu Township, Taiwan. We also acquired furniture, fixtures and improvements, at a cost of $250,000, such that the gallery would provide a showcase of our arts collections. We commenced operations from this location because most of our officers and directors live nearby, are familiar with the area, and believe it to have an excellent market potential for our artworks. On March 23, 2012, we opened our second gallery in Tainan, Taiwan. We also acquired furniture, fixtures and improvements, at a cost of approximately $100,000. We also rented approximately 100 square feet of wall space in an art gallery in Chicago, in which we displayed a small number of artworks for a period of approximately 90 days.

Our galleries provided elegant and comfortable settings from which we sold our artworks and conducted art shows, exhibitions, private showings, meetings, cocktail parties and other gatherings for the benefit of both our customers and featured artists. We generally offered for sale paintings that we purchased for resale and paintings we hold for sale on a consignment basis.

In August 2012, we have closed our art galleries and sold the underlying assets.

To date we have sold approximately 1,900 paintings from inventory and seven paintings on consignment. Our sale prices for the paintings we hold in inventory are typically recommended by our chief art consultant, Mr. Yung Chien Wu, who also recommends the paintings we acquire and the prices we pay to the artists. Our profit margin with respect to the paintings we sell from inventory varies from painting to painting. We generally pay the artist 50% of the amount we realize on consignment sales.

Results of Operations

Three Months Ended September 30, 2012 and September 30, 2011

	Three Months Ended
	September 30,
	2012		2011
Revenue	$183,085		$760,769

Cost of Sales	$66,192		$339,523
Operating Expenses	$336,156		$288,447
Interest Expense (Income)	$28		$(3,459)
Other gains, net	$(4)	$	Nil
Gain on disposal of fixed assets	$77,265	$	Nil
Provision for Income Tax	$2,543		$55,312
Net Income (Loss)	$(144,567)		$74,028

Sales revenues for the three months ended September 30, 2012 and 2011 were $183,085 and $760,769, respectively, a decrease of $577,684 or approximately 75.9%. Our sales decline during the period was attributable to an economic downturn in Taiwan, which has significantly affected our business. We have changed our distribution practice to increase our sales and to cut cost.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2012 and 2011 were $66,192 and $339,523, respectively, a decrease of $273,330. Our gross profit for the three months ended September 30, 2012 and 2011 were $116,843 and $421,246, respectively. Gross margin for the three months ended September 30, 2012 and 2011 were approximately 63.8% and 55.4%, respectively. The increase in gross profit is primarily due to our new distribution practice.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 were $336,156 and $288,447, respectively, an increase of $47,709 or approximately 16.5%. Our major operating expenses for the three months ended September 30, 2012 consisted of advertising expenses of $157,657, salaries and related expenses of $33,721, rent expenses in the amount of $40,349, professional fees in the amount of $9,772 and leasehold improvement amortization of $25,330, compared to advertising expenses of $5,921, salaries and related expenses of $40,985, rent in the amount of $8,233, professional fees in the amount of $55,981, and leasehold improvement amortization of $28,405 for the three months ended September 30, 2011. We increased our advertising expenses, payroll related expenses and rent expenses primarily as a result of opening our second gallery in Tainan, Taiwan.

Other Income/(Expenses)

Other income for the three months ended September 30, 2012 amounted to $77,289, as compared to other expenses $3,459 for the three months ended September 30, 2011. These income and expenses consist of interest income /(expense), other gains and gain on disposal of fixed assets.

Provision for Income Tax

Income tax provision for the three months ended September 30, 2012 was $2,543, compared to $55,313 for the three months ended September 30, 2011, a decrease of $52,770. . We have certain tax deferred assets such as net operating loss and foreign tax credit.

Net Income (Loss)

We had a net loss from operations of $144,547 for the three months ended September 30, 2012, compared to net income of $74,028 incurred in the three months ended September 30, 2011. Our net loss was attributable to lower sales revenue and the increase in our selling, general and administrative expenses.

Nine Months Ended September 30, 2012 and September 30, 2011

	Nine Months Ended
	September 30,
	2012		2011
Revenue	$758,104		$1,834,345

Cost of Sales	$578,292		$747,657
Operating Expenses	$930,839		$694,492
Interest Expense (Income)	$(6,597)		$(11,299)
Other Gains, net	$2,229	$	Nil
Gains on Disposal of Fixed Assets	$77,265	$	Nil
Provision for Income Tax	$3,424		$124,770
Net Income (Loss)	$(681,555)		$256,127

Revenues

Sales revenues for the six months ended September 30, 2012 and 2011 were $758,204 and $1,834,345, respectively, a decrease of $1,076,241 or approximately 58.7%. Our sales decline during the period was attributable primarily to an economic downturn in Taiwan, which has significantly affected our business. The decrease in revenues was also attributable to a decline in sales during the first quarter of 2012, because relatively little commerce is conducted in Taiwan during Chinese New Year, which is celebrated over a two-week period commencing in late January or early February, and to the redecoration of the gallery space for exhibits of the artworks during the first quarter of 2012, which resulted in delay of sales activities.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2012 and 2011 were $578,292 and $747,657, respectively, a decrease of $169,365. Our gross profit for the nine months ended September 30, 2012 and 2011 were $179,812 and $1,086,688, respectively. Gross margin for the nine months ended September 30, 2012 and 2011 were approximately 23.7% and 59.2%, respectively. The decrease in gross profit reflects the sale of ten high-value paintings below our cost during the nine months ended September 30, 2012. These paintings were sold at negative gross margin of approximately 14% and accounted for approximately 42% of gross sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $930,839 and $694,492, respectively, an increase of $236,347 or approximately 34%. Our major operating expenses for the nine months ended September 30, 2012 consisted of advertising expenses of $264,432, salaries and related expenses of $116,008, rent expenses in the amount of $91,973, professional fees in the amount of $95,005 and leasehold improvement amortization and depreciation of $95,273, compared to advertising expenses of $10,698, salaries and related expenses of $106,240, rent in the amount of $27,190, professional fees in the amount of $160,969, and leasehold improvement amortization of $102,381 for the nine months ended September 30, 2011. We increased our advertising expenses, payroll related expenses, and rent expenses primarily as a result of opening our second gallery in Tainan, Taiwan.

Other Income/(Expenses)

Other income for the nine months ended September 30, 2012 amounted to $72,896, as compared to other expense $11,299 for the nine months ended September 30, 2011. These expenses consist of interest income/(expense), other gains, gain on disposal of fixed assets.

Provision for Income Tax

Income tax provision for the nine months ended September 30, 2012 was $3,424 compared to $124,770 for the nine months ended September 30, 2011, a decrease of $121,346. . We have certain tax deferred assets such as net operating loss and foreign tax credit.

Net Income (Loss)

We had a net loss from operations of $681,555 for the nine months ended September 30, 2012, compared to net income of $256,127 incurred in the nine months ended September 30, 2011. Our net loss was attributable to the sales of ten high-value paintings below our cost, in addition to lower sales revenue and the increase in our selling, general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,
	2012	2011
Current Assets	$463,880	$1,309,781
Current Liabilities	$194,945	$426,708
Working Capital (Deficit)	$268,935	$883,073

Cash Flows

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012		2011
Net Cash used in Operating Activities	$(316,092)		$301,329
Net Cash provided by (used in) Investing Activities	$56,410	$	Nil
Net Cash provided by Financing Activities	$74,669	$	Nil

As of September 30, 2012, our total assets were $569,382, total liabilities were $270,621, and shareholders’ equity was $298,761, compared to $1,452,949, $485,706 and $967,243, respectively, as of December 31, 2011. Current assets at September 30, 2012 were $463,880, including cash and cash equivalents of $120,172, accounts receivables of $260,433, and inventory of $2,194, compared to $441,448, $307,793 and $441,607, respectively, at December 31, 2011. Included in total assets as of September 30, 2012 are other assets of $81,081, compared to $118,933 as of December 31, 2011.

As of September 30, 2012, total liabilities were $270,621, consisting of accounts payable of $56,372, accrued expenses of $38,178, notes payable of $69,855, other payables of $2,627, due to officer and shareholder of $25,322 and income taxes payable of $2,591. As of December 31, 2011, total liabilities were $485,706, consisting of accounts payable of $93,206, accrued expenses of $123,974, notes payable of $39,645, deposit from customers of $31,925, other payables of $6,457, due to officer and shareholder of $99,991 and income taxes payable of $31,510.

Cash and cash equivalents as of September 30, 2012 decreased by $321,276 as compared to December 31, 2011. Our working capital was $268,935 and $883,073 at September 30, 2012 and December 31, 2011, respectively.

The decrease in cash resulted from the payment of certain accounts payables, accrued liabilities and related party loans, combined with an decrease in expenditures for inventory.

Net cash used in our operating activities in the nine months ended September 30, 2012 was $316,092, as compared to net cash provided of $301,329 for the nine months ended September 30, 2011.

Net cash provided by investing activities in the nine months ended September 30, 2012 was $56,410, compared to $Nil in the nine months ended September 30, 2011. The net increase in cash provided by investing activities in 2012 resulted primarily from disposal of fixed assets and expenditures for leasehold improvements.

Net cash used in financing activities in the nine months ended September 30, 2012 was $74,669, compared to $Nil in the nine months ended September 30, 2011. The net increase in cash used in financing activities in 2012 resulted primarily from repayment of advances from shareholders and officers.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen is our president and the chairman of our board of directors, and owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at September 30, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011; accrued interest of $27,317 was paid prior to March 2012. In October and November 2010 we completed an “offshore” private placement of 50,000,000 shares of our common stock at a price of $0.02 per share, which generated gross proceeds of approximately $1,000,000. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Critical Accounting Policies

Basis of Presentation

Our company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in our company’s Form 10-K filed on April 13, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Inventory

Inventory consists principally of finished art pieces held for sale valued at the specific-cost to purchase each piece. Our company accounts for inventory at the lower of the specifically-identified-cost of each piece (or average cost per piece when purchased in lots of two or greater) or net realizable value. As art is sold, amounts removed from inventory are the same specific cost values at the time of purchase.

Fixed Assets, Net

Leasehold improvements are recorded at cost and are amortized over the length of lease which is a two-year period beginning in August 2010. Machinery and equipment are amortized on a straight-line basis over a two to five year period.

Impairment of Long-Lived Assets

Our company evaluates its long-lived assets for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows. Our company has not identified any such impairment losses to date.

Notes Payable

Notes payable are amounts due to vendors or service providers which are classified into current and non-current portion based on its maturity date. These notes are non-interest.

Concentration of Credit Risk

Financial instruments that potentially subject our company to a significant concentration of credit risk consist primarily of cash and cash equivalents. Our company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes our company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Comprehensive Income

Our company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Our company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net Income/(Loss)	$(144,567)	$74,028	$(681,555)	$256,127
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,552,708	53,672,708	53,552,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,552,708	53,672,708	53,552,708
Basic earnings (loss) per share	$(0.003)	$0.001	$(0.013)	$0.005
Diluted earnings (loss) per share	$(0.003)	$0.001	$(0.013)	$0.005

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

Revenues

Our company has two principal sources of revenue. Revenues related to the direct sale of art pieces from inventory and commissions on sale of art pieces sold on a consignment basis. Our company recognizes revenues at the time goods are delivered to the customers.

For the nine months ended September 30, 2012, three hundred ninety three (393) pieces of arts were sold from the inventory.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company incurred advertising expense of $157,527 and $5,921 for the three months ended September 30, 2012 and 2011, respectively, and $264,432 and $10,698 for the nine months ended September 30, 2012 and 2011, respectively.

Segment Reporting and Geographic Information

Our company reports all operations under one business segment, the sale of works of art. Two customers accounted for 92% of our company’s revenues for nine months ended September 30, 2012. Our company generated 73% of revenues for the nine months ended September 30, 2011 through one Taiwan distributor. All sales revenues were generated in Taiwan.

Foreign Currency Translations

The functional currency of UAN CCC is U.S. Dollar (“USD”).

The functional currency of UAN CCC’s branch operations in Taiwan is New Taiwan Dollar (“TWD”).

The functional currency of UAN CCC HK is Hong Kong Dollar (“HKD”).

The functional currency of UAN Yeh CCC is New Taiwan Dollar (“HKD”).

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income.

At September 30, 2012, the cumulative translation adjustments of $1,347, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three ended September 30, 2012 and 2011, other comprehensive (loss) income was $7,882 and $19,214, respectively. For the nine months ended September 30, 2012 and 2011, other comprehensive income was $13,074 and $22,077 respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2011	30.54	—
September 30, 2011	—	29.21
September 30, 2012	29.17	29.72

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
September 30, 2012	7.75	7.76

Income Taxes

Our company accounts for income taxes following the liability method pursuant to FASB ASC 740 “Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Our company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

Our company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10 “Income Taxes-Overall”. Our company has elected to classify interest and penalties related to an uncertain position, if and when required, as part of interest expenses and other expenses, respectively, in the consolidated statements of income and comprehensive income.

New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For our company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on our company’s consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For our company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on our company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For our company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our company’s consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities,” which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our company’s results of operations or financial condition.

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

Our company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Securityholders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Tenancy Agreement dated August 25, 2010 LP (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
10.12	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.13	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.14	Tenancy Agreement dated April 5, 2012 between our company and the landlord April 5, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)

Exhibit Number	Description
10.15	Contractors Agreement dated January 10, 2012 between our company and Chengbang Interior Decoration Co., Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.16	Car Lease Agreement dated May 28, 2012 between our company and Taiwan Life Insurance Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company UAN Yeh Cultural and Creative Company Limited Taiwan, a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: November 21, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: November 21, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

