Form 10-Q/A
period 2012-09-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2012-12-14
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment Number 1 (the “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012 (the “Form 10-Q”), is to furnish the full and complete Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. It was found that Exhibit 101, as filed in the Form 10-Q was incomplete. Exhibit 101 provides the financial statements and related notes from the Form 10-Q in XBRL (eXtensible Business Reporting Language) form. The exhibit index of this Amendment No. 1 has been revised to reflect this fact.

No other changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, or exhibits filed as part of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed “filed” with or a part of any registration statement or prospectus into which the Form 10-Q (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

28

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Securityholders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Tenancy Agreement dated August 25, 2010 LP (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
10.12	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.13	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.14	Tenancy Agreement dated April 5, 2012 between our company and the landlord April 5, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)

Exhibit Number	Description
10.15	Contractors Agreement dated January 10, 2012 between our company and Chengbang Interior Decoration Co., Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.16	Car Lease Agreement dated May 28, 2012 between our company and Taiwan Life Insurance Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company UAN Yeh Cultural and Creative Company Limited Taiwan, a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to UAN Cultural & Creative Co., Ltd.’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2012.

**	Furnished herewith.

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: December 14, 2012	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: December 14, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

30