Form 10-K
period 2012-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2013-05-16
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 North Avenue, Mt. Clemens, Michigan	48043
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares Series A Units Class W Warrants Class Z Warrants
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [_] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [_] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X] No [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer [_]
Non-accelerated filer	[_]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $870,029 based on a $2.90 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
53,668,778 common shares as of May 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UAN CULTURAL & CREATIVE CO., LTD.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

On December 1, 2012, our company ceased its Taiwan’s business operations. The consolidated financial statements have been recast to present the Taiwan’s business operations as discontinued operations as described in “Note 5 - Discontinued Operations” of our financial statements. Unless noted otherwise, discussion in the notes to consolidated financial statements and elsewhere in this report pertain to continuing operations.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean UAN Cultural & Creative Co., Ltd., and our wholly owned subsidiary, UAN Cultural and Creative Company Limited, a Hong Kong corporation, and UAN Yeh Cultural and Creative Company Limited Taiwan Branch, a Taiwan corporation, unless otherwise indicated.

General Overview

We were incorporated on August 10, 2005 under the laws of the State of Delaware to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. Our principal executive offices are located at 102 North Ave, Mt. Clemens, Michigan 48043. Our telephone number is (586) 430-5605.

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

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012.In August 2010, we changed our name to UAN Cultural & Creative Co., Ltd. and effected a 1 new for 10 old reverse stock split of our common stock. We commenced operations in August 2011.

In October and November 2010, we completed an “offshore” private placement of 50,000,000 shares of common stock at a price of $0.02 per share, which generated gross proceeds of $1,000,000.

We used the funds from these loans and from our private placement to initiate and further our art business plan. We hope to fund continuing operations and grow our business with the income we generate from operations. However, there can be no assurance that we will not incur operating losses in the future, in which case additional funds may be required for us to continue as a going concern. We cannot predict the amount of additional funds that we may require.

On February 14, 2012, our company established UAN Cultural and Creative Company Limited (“UAN Hong Kong”) in Hong Kong to take advantage of tax benefits.

On August 9, 2012, our company and UAN Hong Kong established UAN Yeh Cultural and Creative Company Limited Taiwan Branch in Taiwan.

As at August 12, 2012, UAN Hong Kong became wholly owned subsidiary of our company with 10,000 capital shares authorized at HKD1.00 par value and 10,000 shares issued and outstanding.

Concurrently, with our acquisition of UAN Hong Kong, the operations of our old Taiwan Branch were discontinued and subsequently transferred to UAN Yeh.

Effective December 1, 2012, David Chen-Te Yen resigned as president, chairman and director of our company. The resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Yen’s resignation, we appointed Wan-Fang Liu as president and chairman of our company, effective December 1, 2012.

On December 1, 2012, our board of directors decided to abandon our art gallery business in Taiwan as it was not able to generate sufficient revenue or financing interest to merit continuation. Consequently, we discontinued the operations of our subsidiary, UAN Yeh and we became a development stage company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

Also effective December 1, 2012, our company decreased the number of directors on our board of directors to five.

Our board of directors now consists of Parashar Patel, Chung Hua Yang, Tzu-Yung Hsu, Syuan-Jhu Lin and Wan-Fang Liu.

Our Current Business

As at December 1, 2012 and the date of this report, we are a shell company as that term is defined in Rule 12b-2 of the Exchange act. Our management is presently engaged in the search and evaluation of available opportunities to preserve our business as a going concern and to create shareholder value by effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

Intellectual Property

We do not have any trademarks, patents or other intellectual property.

Employees

We currently have no employees. Our officers and directors provide their services as consultants on an as needed basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time or part-time employees.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.   Risk Factors

An investment in our company involves a high degree of risk. Prospective investors should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, we may not be able to continue as a going concern. In that case, stockholders would likely lose their entire investment. Readers should also refer to the other information in or incorporated into this report, including our financial statements and the related notes. Except for historical information, the information in this report contains “forward-looking” statements about our existing and future business and performance. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date of this report. The risks described below address some of the factors that may affect our future operating results and financial performance.

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

Risks Related to Our Business

In order to generate revenue, we are dependent on our ability to find a project within our new focus area, the resource sector, and at some point develop this project to the point of production and sales.

Based upon current plans, we expect operating losses in future periods. If we do not generate enough future revenues to cover our expenses before the business has become profitable, we would have to suspend or cease operations and you could lose your investment.

We have a limited operating history and have discontinued our business operations as at December 1, 2012. Our company has incurred losses since inception, and we expect those losses to continue in the future. As a result, we may have to suspend or cease operations.

We were organized in August 2005 and, as at December 31, 2012, have discontinued our business operations and incurred losses of $3,082,557. Our activities now consist of attempting to identify and consummate a business combination, acquisition, or similar transaction to sustain our business as a going concern and create shareholder value, however, there is no guarantee that we will be successful in this regard and no basis upon which to evaluate our prospects of success. What’s more, we will incur additional losses prior to entering into any future transaction and expect that our shareholders will suffer dilution as a result of any transaction. Furthermore, there can be no assurance that any future transaction or operations will be implemented successfully or that we will ever have revenues or profits. If we are unable to achieve revenues or to sustain our operations, we will be unable to continue as a going concern and our stockholders will likely lose their entire investments. In evaluating our business and prospects, these factors should be considered.

We are a "shell" company and our shares are subject to restrictions on resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

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

Our success is dependent on the continued efforts of Parashar Patel, our chief executive officer and the services rendered by our consultant, Yuan-Hao Chang. The loss of any of these individuals would have a material adverse effect on our operations. We anticipate that we will need to hire additional skilled personnel in all areas of our business in order to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key man” life insurance on the life of any of our employees. To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons. There can be no assurance that we will be able to employ qualified persons upon acceptable terms.

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

The rights of our stockholders may be limited as four of our five directors and officers reside outside the United States.

Although we are incorporated in Delaware, four of five of our directors and officers reside outside the United States (in Taiwan) and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for stockholders to bring an action against us or against these individuals in the United States in the event that stockholders believe that their rights have been infringed under applicable securities laws or otherwise. Even if stockholders are successful in bringing an action, the laws of Taiwan may render them unable to enforce a United States judgment against the assets of our directors and officers. In addition, a U.S. or foreign plaintiff may lack standing or otherwise be unable to bring a lawsuit in a Taiwanese court, including a case which is predicated upon U.S. securities laws.

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

Risks of the issuance of preferred stock and of the anti-takeover effects of certain special charter and by-law provisions

Our board of directors has the authority to issue up to 5,000 shares of preferred stock, $.0001 par value, and to fix the terms thereof, without any further vote or action by our stockholders, including voting rights, dividend rights, terms of redemption, conversion rights and liquidation preferences of such shares. Preferred stock could be issued that would have rights with respect to voting, dividends and liquidation that would be adverse to those of the common stock. The board of directors could approve the issuance of preferred stock to discourage attempts by others to obtain control of our company by merger, tender offer, proxy contest or otherwise by making such attempts more costly to achieve. There are no agreements or understandings for the issuance of preferred stock and the board of directors has no present intention to issue any preferred stock.

In addition, our Certificate of Incorporation provides for a classified board of directors. This could inhibit a change of control of our company because it will take at least two annual meetings to change control of the board of directors by stockholder vote.

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

Risks Related to the Market for our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.     Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.     Properties

Our business office is located at 102 North Avenue, Mt. Clemens, Michgan 48043.   Our previous office space was provided to us without charge by an entity owned by family members of our chief executive officer. We entered into a month to month lease for our new office space starting December 2012 for $200 a month.  We do not anticipate that we will require any additional premises in the foreseeable future. Our telephone number is (586) 530-5605.

Item 3.     Legal Proceedings

In November 2012, our company’s prior president, chairman and director was subject to a lawsuit for marketing methods used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are frozen during the litigation period. As of December 31, 2012, restricted cash for this litigation is $508.

Other than set out above, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “UCCC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The quarterly highs and lows are not provided with respect to Class B Common Stock because trading of the Class B Common Stock was halted on February 1, 2008 or for our Class A Units, Class B Units, Class Z Warrants and Class W Warrants, each of which trade infrequently and sporadically on the OTC Bulletin Board.

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2012	$2.90	$1.00
September 30, 2012	$2.90	$2.90
June 30, 2012	$2.90	$1.50
March 30, 2012	$2.90	$2.80
December 31, 2011	$2.90	$2.90
September 30, 2011	$2.94	$2.90
June 30, 2011	$2.93	$2.88
March 31, 2011	$3.00	$2.00
December 31, 2010	$2.10	$0.20
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219, Telephone: (718) 921-8200; Facsimile: (718) 236-2641, is the registrar and transfer agent for our common shares.

Holders

As of May 6, 2013, there were 10 holders of record of our common stock. As of such date, 53,668,778 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Securities Authorized For Issuance Under Equity Compensation Plans

Our company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 and 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

Item 6.     Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by the item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Years ended December 31, 2012 and December 31, 2011

Our net loss for the year ended December 31, 2012, for the year ended December 31, 2011 are summarized as follows:

		Year ended December 31, 2012		Year ended December 31, 2011
Revenue	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil

Selling, general and administrative expenses		$219,754		$449,514
Other (income) expenses		$7,162		$12,811
Provision for income taxes	$	Nil	$	Nil
Loss (income) from discontinued operations		$781,111		$(632,382)
Net income (loss)		$(1,008,027)		$170,057

Revenues

We have had no revenue for the years ended December 31, 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $219,754 and $449,514, respectively, a decrease of $229,760 or approximately 51.11%. Our operating expenses for the year ended December 31, 2012 consisted of rent in the amount of $700, professional fees in the amount of $112,090, consulting expenses in the amount of $59,219 and other general and administration expenses of $47,745, compared to professional fees in the amount of $200,774, travel expenses in the amount of $115,372, consulting expenses in the amount of $67,643 and other general and administration expenses of $65,725.

Other Expenses

Other expenses for the year ended December 31, 2012 amounted to $7,162, as compared to $12,811 for the year ended December 31, 2011. These expenses consist of interest on related party loans.

Provision for Income Tax

Income tax provision for the year ended December 31, 2012 was $Nil, compared to $Nil for the year ended December 31, 2011.

Net Income (Loss)

We had a net loss from operations of $226,916 for the year ended December, 31, 2012, compared to a net loss of $462,325 incurred in the year ended December 31, 2011. Our decrease in net loss in 2012 is attributable to effective management's strategy to cut unnecessary spending. Our net loss in 2012 included operating expenses relating to the operation of our business of $219,754 and interest expense of $7,162.

Liquidity and Capital Resources

Working Capital

	At December 31, 2012	At December 31, 2012
Current assets	$25,922	$1,309,781
Current liabilities	76,935	426,708
Working capital (deficit)	$(51,013)	$883,073

As of December 31, 2012, our total assets were $46,482, total liabilities were $76,935, and shareholders’ equity was $46,482, compared to $1,452,949, $485,706 and $1,452,949, respectively, as of December 31, 2011. Current assets at December 31, 2012 were $25,922, including cash and cash equivalents of $15,131 and amounts due from an officer and shareholder of $8,451, compared to current assets of $1,309,781, including cash and cash equivalents of $364,328 and current assets from discontinued operations of $945,454, respectively, at December 31, 2011. Included in total assets as of December 31, 2012 are other assets from discontinued operations of $20,560, compared to $143,168 as of December 31, 2011.

As of December 31, 2012, total liabilities were $76,935, consisting of accounts payable of $31,103 and accrued expenses of $45,832. As of December 31, 2011, total liabilities were $485,706, consisting of accounts payable of $81,713, accrued expenses of $63,495, amounts due to an officer and shareholder of $67,247, current liabilities from discontinued operations of $214,254 and other liabilities from discontinued operations of $58,998.

The decrease in accrued expenses for the twelve months ending December 31, 2012 compared to December 31, 2011 resulted primarily from repayment of outstanding related party loans and as a result decreased in accrued interest expenses.

Cash and cash equivalents as of December 31, 2012 decreased by $349,197 as compared to December 31, 2011.

Cash Flows

	Year Ended
	December 31,		December 31,
	2012		2011
Net cash provided by (used in) operating activities	$(226,039)		$173,686
Net cash provided by (used in) investing activities	(24,972)	$	Nil
Net cash provided by (used in) financing activities	(108,442)		$(97,943)
Effect of exchange rate on cash	10,331		(11,728)
Net increase (decrease) in cash and cash equivalents	$(349,176)		$64,015

The net cash used in operating activities in the year ending December 31, 2012 was $226,093 compared to net cash provided by operating activities of $173,686 in the year ended December 31, 2011. This decrease in cash generated was due primarily to a net loss of $1,008,027, loss from discontinued operations of $781,111 and a decrease in accounts payable and accrued expenses of $68,273.

Net cash used in investing activities in the year ended December 31, 2012 was $24,972, compared to $Nil used in investing activities in the year ended December 31, 2011. The net decrease in cash from investing activities in 2012 resulted primarily from an increase in net cash used in investing activities of discontinued operations.

Net cash used in financing activities in the year ended December 31, 2012 was $108,442, compared to $97,943 used in financing activities in the year ended December 31, 2011. The increase in cash used in financing activities in 2012 resulted primarily from repayment of advances from shareholders and officers of $75,698 and an increase in net cash used in financing activities of discontinued operations of $32,744.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012.In October and November 2010 we completed an “offshore” private placement of 50,000,000 shares of our Common Stock at a price of $0.02 per share, which generated gross proceeds of approximately $1,000,000. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is  based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

Our company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions between our company and its subsidiaries have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Discontinued Operations

On December 1, 2012, our company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 5 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2012 and 2011 is as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011

Numerator:
Net Income/(Loss) from continuing operation	$(226,916)	$(462,325)
Net income/(loss) from discontinued operation	$(781,111)	$632,382
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Dilution associated with W and Z warrants	-	-
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.004)	$(0.009)
Discontinuing operations	$(0.015)	$0.012
Diluted earnings (loss) per share
Continuing operations	$(0.004)	$(0.009)
Discontinuing operations	$(0.015)	$0.012

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

Revenues

Our company is a development stage company as such has realized any revenues or directly related expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company has not incurred any advertising expense for the years ended December 31, 2012 and 2011, respectively.

Foreign Currency Translations

The functional currency of UAN CCC is U.S. Dollar (“USD”).

The functional currency of UAN CCC HK is Hong Kong Dollar (“HKD”).

The functional currency of UAN CCC’s branch in Taiwan (discontinued operations) and UAN Yeh CCC (discontinued operations) is New Taiwan Dollar (“TWD”).

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

At December 31, 2012, the cumulative translation adjustments of $1,397, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2012 and 2011, other comprehensive income (loss) was $10,331 and ($11,728) respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2011	30.54	29.21
December 31, 2012	29.02	29.58

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2012	7.75	7.76

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For our company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on our company’s financial results or disclosures.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UAN Cultural & Creative, Co., Ltd.

(A development stage company)

We have audited the accompanying consolidated balance sheets of UAN Cultural & Creative Co., Ltd. as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from December 1, 2012 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAN Cultural & Creative Co., Ltd. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from December 1, 2012 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to consolidated financial statements, the Company has incurred accumulated deficit of $3,082,557 as of December 31, 2012 that include a net loss of $1,008,027 for the year ended December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
May 10, 2013

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$15,131	$364,328
Due from officer & shareholder (Note 10)	8,451	-
Current assets from discontinued operations (Note 5)	2,340	945,454
Total current assets	25,922	1,309,782

Other assets from discontinued operations (Note 5)	20,560	143,168
Total assets	$46,482	$1,452,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,103	$81,713
Accrued expenses	45,832	63,495
Due to officer & shareholder (Note 10)	-	67,247
Income taxes payable (Note 6)	-	-
Current liabilties from discontinued operations (Note 5)	-	214,254
Total current liabilities	76,935	426,709

Other liabilities from discontinued operations (Note 5)	-	58,998
Total liabilities	76,935	485,707

Commitments & Contingencies (Note 7)	-	-

Stockholders' Equity (Deficit) (Notes 2, 8 and 9):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on December 31, 2012 and December 31, 2011.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,074,530)
Accumulated deficit under development stage	(105,455)	-
Accumulated other comprehensivce income (loss)	(1,397)	(11,728)
Total stockholders' equity (deficit)	(30,453)	967,243
Total liabilities and stockholders' equity (deficit)	$46,482	$1,452,950

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

			From Inception
	For the Years Ended		December 1, 2012 to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Operating expenses:
Selling, general & administrative expenses	219,754	449,514	61,495
Total operating expenses	219,754	449,514	61,495

Income (Loss) from operations	(219,754)	(449,514)	(61,495)

Other income/(expenses)
Interest income/(expense), net	(7,162)	(12,811)	-
Total other income (expenses)	(7,162)	(12,811)	-

Income (Loss) before provision for income taxes	(226,916)	(462,325)	(61,495)

Provision for income taxes (Note 6)	-	-	-

Loss from continuing operations	(226,916)	(462,325)	(61,495)

Income (Loss) from discontinued operations, net of tax	(781,111)	632,382	(43,960)

Net Income (Loss)	$(1,008,027)	$170,057	$(105,455)

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708
Net Income (Loss) per share, basic
Continuing operations	$(0.004)	$(0.009)
Discontinued operations	$(0.015)	$0.012

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708
Net Income (Loss) per share, diluted
Continuing operations	$(0.004)	$(0.009)
Discontinued operations	$(0.015)	$0.012

Comprehensive Income (Loss)
Net income (loss)	$(1,008,027)	$170,057
Foreign currency translation gain (loss)	10,331	(11,728)
Comprehensive income (loss)	$(997,696)	$158,329

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders Equity (Deficit)

								Accumulated	Accumulated
			Common Stock,		Additional		Accumulated	deficit under	Other
	Common Stock		Class B		Paid-In	Treasury	Earnings	development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	stage	Income (Loss)	Total
Balance, December 31, 2010	53,672,708	$5,367	-	$-	$3,078,134	$(30,000)	$(2,244,587)	$-	$-	$808,914

Retirement of treasury stock					$(30,000)	$30,000				-
Net income for the period							170,057			170,057
Foreign currency translation loss									(11,728)	(11,728)

Balance, December 31, 2011	53,672,708	$5,367	-	$-	$3,048,134	$-	$(2,074,530)	$-	$(11,728)	$967,243

Net loss for the period							(902,572)	(105,455)		(1,008,027)
Foreign currency translation gain									10,331	10,331

Balance, December 31, 2012	53,672,708	$5,367	-	$-	$3,048,134	$-	$(2,977,102)	$(105,455)	$(1,397)	$(30,453)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

			From Inception
	For the Years Ended		December 1, 2012 to
	December 31, 2012	December 30, 2011	December 31, 2012

Cash Flows from Operating Activities
Net income (loss)	$(1,008,027)	$170,057	$(105,455)
Less: Income (Loss) from discontinued operations	(781,111)	632,382	(43,960)
Loss from continuing operations	(226,916)	(462,325)	(61,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Increase in other current assets	-	-	5,802
Increase (Decrease) in accounts payable & accrued expenses	(68,273)	73,125	23,745
Net cash used in operating activities of continued operations	(295,189)	(389,200)	(31,949)
Net cash provided by operating activities of discontinued operations	69,096	562,886	46,410
Net cash provided by (used in) operating activities	(226,093)	173,686	14,461

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities of continued operations	-	-	-
Net cash used in investing activities of discontinued operations	(24,972)	-	(20,052)
Net cash used in investing activities	(24,972)	-	(20,052)

Cash Flows from Financing Activities
(Repayment of) Proceeds from advances from shareholders & officers	(75,698)	102,057	509
Repayment of demand notes payable	-	(200,000)	-
Net cash provided by financing activities of continued operations	(75,698)	(97,943)	509
Net cash provided by financing activities of discontinued operations	(32,744)	-	(7,224)
Net cash provided by financing activities	(108,442)	(97,943)	(6,715)

Effect of exchange rate change on cash	10,331	(11,728)	316

Net increase (decrease) in cash and cash equivalents	(349,176)	64,015	(11,990)

Cash and cash equivalents
Beginning of period	364,328	377,433	26,592
End of period	15,152	441,448	14,602
Less: cash and cash equivalents of discontinued operations at end of year	21	77,120	529
Cash and cash equivalents of continuing operations at end of year	$15,131	$364,328	$15,131

Supplemental disclosure of cash flow information:
Interest paid	$27,317	$-	$-

See accompanying notes to financial statements.

UAN CULTURAL & CREATIVE CO., LTD. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 1, 2012, the board have decided to abandon the art gallery business in Taiwan as it was not able to generate sufficient revenue or financing interest to continue the business. Consequently, UAN CCC became a development stage company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

DISCONTINUED OPERATIONS

On December 1, 2012, the Company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 5 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2012 and 2011 is as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011

Numerator:
Net Income/(Loss) from continuing operation	$(226,916)	$(462,325)
Net income/(loss) from discontinued operation	$(781,111)	$632,382
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Dilution associated with W and Z warrants	-	-
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.004)	$(0.009)
Discontinuing operations	$(0.015)	$0.012
Diluted earnings (loss) per share
Continuing operations	$(0.004)	$(0.009)
Discontinuing operations	$(0.015)	$0.012

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

REVENUES

The Company is a development stage company as such has not realized any revenues or directly related expenses.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the years ended December 31, 2012 and 2011, respectively.

FOREIGN CURRENCY TRANSLATIONS

The functional currency of UAN CCC is U.S. Dollar (“USD”).

The functional currency of UAN CCC HK is Hong Kong Dollar (“HKD”).

The functional currency of UAN CCC’s branch in Taiwan (discontinued operations) and UAN Yeh CCC (discontinued operations) is New Taiwan Dollar (“TWD”).

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

At December 31. 2012, the cumulative translation adjustments of $1,397, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2012 and 2011, other comprehensive income (loss) was $10,331 and ($11,728) respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2011	30.54	29.21
December 31, 2012	29.02	29.58

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2012	7.75	7.76

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

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

NOTE 4 — GOING CONCERN

As of December 31, 2012, the Company had incurred accumulated losses of $3,082,557 that include a net loss of $1,008,027 for the year ended December 31, 2012. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

NOTE 5 — DISCONTINUED OPERATIONS

On December 1, 2012, the Company ceased its art gallery business in Taiwan as it was not able to generate sufficient revenue or financing interest to continue the business. In accordance with the applicable accounting guidance for the ceased operations, the results of the Taiwan Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

The Company recognized $11,371 loss on the disposition of discontinued operations.

Summarized financial information for discontinued operations is as follow:

	For the Years Ended
	December 31, 2012	December 31, 2011
Discontinued Operations
Revenues, net	$767,952	$2,261,081

Income (Loss) from discontinued components	$(769,740)	$632,382
Benefit (provision) for income taxes	-	-
Income (Loss) from operations of discontinued components, net of tax	$(769,740)	$632,382

Disposal
Loss on disposal in discontinued components	$(11,371)	$-
Benefit (provision) for income taxes	-	-
Loss on disposal in discontinued components, net of tax	$(11,371)	$-

Total income (loss) from discontinued operations, net of tax	$(781,111)	$632,382

	December 31, 2012	December 31, 2011
Assets
Cash and equivalents	$21	$77,120
Accounts receivables, net	-	$307,793
Inventories	-	$441,607
Other current assets	2,319	118,933
Restricted cash	508	-
Fixed assets, net	-	74,900
Due from affiliated companies	20,052	-
Other assets	-	68,268
Total assets of discontinued operations	$22,900	$1,088,621

Liabilities
Accounts payables and accrued expenses	$-	$71,972
Notes payable	-	$39,645
Advances from related parties	-	32,744
Other current liabilities	-	69,892
Long term notes payable	-	58,998
Total liabilities of discontinued operations	$-	$273,251

NOTE 6 — INCOME TAXES

UAN CCC was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax.

The Company has not made a provision for U.S. income taxes on undistributed earnings of oversea subsidiaries (UAN CCC HK) with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

UAN CCC HK was established in Hong Kong and is subject to Hong Kong tax laws. However, there is no Hong Kong based income; therefore, there is no income tax impact from Hong Kong.

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.0 million at December 31, 2012, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at December 31, 2012. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $3.0 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at December 31, 2012.

Income/(Loss) before Income Taxes  from continuing operations for the years ended December 31 were as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011
United States	$(226,788)	$(462,325)
Hong Kong	(128)	-
Total Income (Loss) before Tax	$(226,916)	$(462,325)

Provisions for Income from continuing operations for the years ended December 31 were as follows:

For the Years Ended
	December 31, 2012	December 31, 2011
United States	$-	$-
Hong Kong	-	-
Total Tax Expense	$-	$-

Reconciliations of statutory rates to effective tax rates from continuing operations for the years ended December 31 were as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011
US Statutory Tax Rate	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%

NOTE 7—COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan state for $200 a month starting December 2012. The rent expense for the year ended December 31, 2012 was $200.

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

Litigation

In November 2012, the Company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, the Company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of December 31, 2012, restricted cash for this litigation is $508.

NOTE 8—CAPITAL STOCK

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

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of December 31, 2012, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

NOTE 9—WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In addition to shares of Common Stock common outstanding as of December 31, 2012, the following shares of Common Stock, which take into account the Reverse Split, are reserved for issuance pursuant to outstanding warrants:

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

The Class Z warrants will expire on March 7, 2013. There are 822,500 shares of Common Stock underlying the outstanding Class Z warrants as of December 31, 2012.

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

NOTE 10—RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company has an outstanding receivable of $9,881 from Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang as expenses reimbursements.

At December 31, 2012, the Company has an outstanding payable of $1,430 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company.

At December 31, 2012, the Company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $20,052 from UAN Power Corp, an affiliated company which the shareholders and the directors of the Company have certain ownership.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at December 31, 2012.

In July 2010, Mr. Yuan-Ho Chang (shareholder and consultant to the Company) loaned the Company $200,000 in demand notes bearing interest at 8%. This demand note was repaid on November 1, 2011. Interest expenses incurred on the notes were $7,241 and $11,835 for the years ended December 31, 2012 and 2011, respectively. The related accrued interest of $27,317 was repaid in March 2012.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2012, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Effective December 1, 2012, David Chen-Te Yen resigned as president, chairman and director of our company. The resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Yen’s resignation, we appointed Wan-Fang Liu as president and chairman of our company, effective December 1, 2012.

Also effective December 1, 2012, our company decreased the number of directors on our board of directors to five.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wan-Fang Liu	President, Chairman and Director	46	June 30, 2010
Parashar Patel	Chief Executive Officer, Secretary and Director	59	June 30, 2010
Syuan-Jhu Lin	Director	52	June 30, 2010
Tzu-Yung Hsu	Director	42	June 30, 2010
Chung Hua Yang	Chief Financial Officer	44	January 12, 2012

Wan-Fang Liu – President, Chairman and Director

Ms. Wan-Fang Liu has been a member of board of directors since June 30, 2010 and was appointed as president and chairman on December 1, 2012. Since 2004, Ms. Liu has served as the President of Natural Beauty Inc. of ShenZhen, China. Ms. Liu is in charge of the day-to-day operations of this company, the principal products of which are cosmetics and other beauty products. The company, headquartered in Hong Kong, is a public company listed on the Hong Kong exchange. We believe that Ms. Liu’s business and operational experience give her the qualifications and skills to serve as president, chairman and director of our company.

Parashar Patel – Chief Executive Officer, Secretary and Director

Mr. Parashar Patel has been our chief executive officer, secretary and member of our board of directors since June 30, 2010. Mr. Patel has also served as the president, chief executive officer and a director of UAN Power Corp., a shell company the common stock of which is quoted on the OTC Bulletin Board, since May 2011. Since 2008, Mr. Patel has served as chief technical director of Android Inc. in Auburn Hills, Michigan. From 2005 to 2008, he served as chief technical officer of Avanti Systems, Inc. and, while stationed in Taipei Taiwan and in Shanghai, China, he was responsible for manufacturing quality control and sequenced delivery. Mr. Patel has over 20 years of business and system development and analyses experience with an emphasis on the design, development and deployment of large-scale real-time transaction processing systems and applications. Mr. Patel was awarded a B.S. in Chemistry and Mathematics from Grand Valley State University in 1975. We believe that Mr. Patel’s extensive business, operational and management experience and, in particular his substantial information technology experience, give him the qualifications and skills to serve as chief executive officer, secretary and director of our company.

Syuan-Jhu Lin – Director

Ms. Syuan-Jhu Lin has been a member of our board of directors since June 30, 2010. Ms. Lin previously served as the manager of the branch office we formed in Taiwan. Since 2004, Ms. Lin has served as the chief executive officer of Espoir Nature, Inc., a cosmetic and herbal medicine company based in Taiwan where she is responsible for the day-to-day operations of the company. She was awarded a B.S. in accounting from National Open University in Taiwan. We believe that Ms. Lin’s business and operational experience give her the qualifications and skills to serve as a director of our company.

Tzu-Yung Hsu - Director

Mr. Tzu-Yung Hsu has been a member of board of directors since June 30, 2010. Since 1998, Mr. Hsu has served as the chief executive officer of Guo-Xun Marketing Consultant, Inc. The main focus of the company is web design, information technology services, marketing and consulting for small and medium-sized companies from various industries in Taiwan. We believe that Mr. Hsu’s business experience and, in particular his substantial experience in sales and marketing, gives him the qualifications and skills to serve as a director of our company.

Chung Hua Yang – Chief Financial Officer

Mr. Chung Hua Yang has been our chief financial officer since January 12, 2012. Mr. Yang has served in both domestic and foreign corporations over the past 20 years, including Kestronics Electronics Co., Casio Factory Automation, Woo-up Digital Technology, Joytown Bio-tech, Mineral Mining Corp. and Chung Hwa Asset Management Company. Mr. Yang’s responsibilities in these companies have varied from sales and marketing, operations, internal consulting and direct management. In certain of these positions, Mr. Yang had direct responsibility for company or division-level financial results. Mr. Yang is a graduate of the Technology and Science Institute of Northern Taiwan, Taipei. Mr. Yang also holds Corporation Lecturer Certificate from the Taiwan Academy of Banking and Finance and is pursuing an Executive MBA degree at the National Taiwan University. We believe that Mr. Yang’s business experience gives him the qualifications and skills to serve as a director of our company.

Significant Employees

The following consultants make significant contributions to our business.

Mr. Yuan-Hao Chang has been our public relations consultant since June 30, 2010. Because he travels a great deal, he also coordinates some of our company’s activities on behalf of our company’s officers and board of directors. Mr. Chang is an entertainer well-known as an actor and singer in Taiwan and mainland China. Since 2007, Mr. Chang has been the host of a weekly television show in Taiwan. Mr. Chang has many connections in the art and entertainment industries which we expect will be of assistance to us.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
•	accountability for adherence to the Code.

The Code requires that, among other things, our senior officers commit to the timely, accurate and consistent disclosure of information; maintain confidential information; and act with honesty and integrity. In addition, it emphasizes that our Senior Officers, directors and employees have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is not our policy to retaliate against any individual who reports in good faith any violation or potential violation of the Code.

The Code was included as an exhibit to our annual report on Form 10-K filed with the SEC on March 7, 2011. . Our company will provide a copy of its code of ethics to any person without charge upon written request addressed to 102 North Ave, Mt. Clemens, MI, 48043.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Our board of directors consists of five directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, none of our directors would be considered independent because they also serve as either executive officers or employees of our company. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the General Corporation Law of the State of Delaware and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2012 our only standing committee of the board of directors was our audit committee which is comprised of our entire board of directors.

Audit Committee

Currently our audit committee consists of our entire board of directors.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the fiscal year ended December 31, 2012, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a)	our principal executive officer;

b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wan-Fang Liu(1) President, Chairman and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Parashar Patel (2) Chief Executive Officer, Secretary and Director	2012 2011	Nil 54,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	54,000 Nil	54,000 54,000
Syuan-Jhu Lin(3) Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 5,926	Nil 5,926
Chung Hua Yang(4) Chief Financial Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Chen-Te Yen(5) Former President, Chairman and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Ms. Wan-Fang Liu has been a director of our company since June 30, 2010 and was appointed as president and chairman on December 1, 2012.

(2)	Mr. Parashar Patel has served as our chief executive officer, secretary and director since June 30, 2010.

(3)	Ms. Syuan-Jhu Lin has been a director of our company since June 30, 2010.

(4)	Mr. Chung Hua Yang has served as our chief financial officer since January 12, 2012.

(5)	Mr. David Chen-Te Yen resigned as president, chairman and director on December 1, 2012.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We entered into employment agreements with Mr. Yang, our chief financial officer, and Ms. Lin, who previously served as the manager of the branch office we formed in Taiwan. Mr. Yang’s salary is approximately $1,200 and Ms. Lin’s salary ranges from approximately $1,200 to $1,500 per month. Mr. Yang and Ms. Lin are each eligible for bonus payments as may be determined in the sole discretion of our company’s board of directors. Their employment may be terminated on one month’s notice or the payment of one month’s salary in lieu of notice. Mr. Hsu had a similar employment agreement under which he was paid $2,500 per month. Mr. Hsu’s employment agreement was terminated when he stepped down as manager of the branch in September 2011. We have entered into employment agreements with each of our other employees, other than our chief executive officer and president. Each of these agreements may be terminated on 30-days’ notice by either party. The highest fixed salary paid to any employee of our company is $4,500 per month, which is paid to our chief executive officer.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to December 31, 2012.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions.  The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

At December 31, 2012, the company has an outstanding payable of $1,430 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the company.

At December 31, 2012, our company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $20,052 from UAN Power Corp, an affiliated company which the shareholders and the directors of our company have certain ownership.

The above related parties’ amounts are due upon demand and non-interest bearing.

Other than set out above, none of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect for the fiscal years ended December 31, 2012 or 2011.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May ,6 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wan-Fang Liu (2) 102 North Ave Mt. Clemens, Michigan 48043	1,650,000 Common Shares	3.1%
Parashar Patel (3) 102 North Ave Mt. Clemens, Michigan 48043	100,000 Common Shares	*
Syuan-Jhu Lin (5) 102 North Ave Mt. Clemens, Michigan 48043	1,650,000 Common Shares	3.1%
Tzu Yung Hsu (6) 102 North Ave Mt Clemens, Michigan 48043	1,650,000 Common Shares	3.1%
Chung Hua Yang (4) 102 North Ave Mt. Clemens, Michigan 48043	150,000 Common Shares	*
Directors and Executive Officers as a Group	5,200,000 Common Shares	9.3%
5% Security Holders:
David Chen-Te Yen(7)	22,570,000 Common Shares	42.1%

* Less than 1 percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 6, 2013. As of May 6, 2013, there were 53,668,778 shares of our company’s common stock issued and outstanding.
(2)	Wan-Fang Liu is the president, chairman and a director of our company.
(3)	Parashar Patel is the chief executive officer, secretary and a director of our company.
(4)	Chung Hua Yang is chief financial officer of our company.
(5)	Syuan-Jhu Lin is a director of our company.
(6)	Tzu Yung Hsu is a director of our company.
(7)	David Chen-Te Yen resigned as president, chairman and director of our company on December 1, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2012. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012. At December 31, 2012, our company has an outstanding receivable of $9,881 from Mr. Chang (shareholder and consultant to our company) for which our company has advanced to Mr. Chang for expenses reimbursements. At December 31, 2012, our company has an outstanding payable of $1,430 to Parashar Patel (shareholder and CEO of our company) for which Mr. Patel has paid expenses on behalf of our company. These advances are due upon demand and are non-interest bearing.

Each member of our board of directors (of whom, Mr. Patel is also an executive officer of our company) acquired shares or our common stock in our 2010 private placement, as follows: (i) David Chen-Te Yen, our former president, chairman and director, acquired 20,000,000 shares for $400,000; (ii) Parashar Patel, our chief executive officer, secretary and director, acquired 100,000 shares for $2,000; and (iii) Syuan-Jhu Lin, one of our directors, Wan-Fang Liu, our president, chairman and director, and Tzu Yung Hsu, one of our directors, acquired 1,500,000 shares each, for $30,000 from each director.

We have entered into employment agreements with Mr. Yang, our chief financial officer, and Ms. Lin, a director of our company and who serves as the manager of the branch office we recently formed in Taiwan. Each of these agreements may be terminated on 30-days’ notice by either party. Mr. Hsu had a similar employment agreement that was terminated when he stepped down as manager of the branch in September 2011.

We paid compensation to three of our directors during 2012, which information is disclosed herein in the chart appearing under the caption “Director Compensation”.

Review, Approval or Ratification of Transactions with Related Persons

We do not currently have formal policies and procedures for the review, approval, or ratification of transactions with related persons. However, our board carefully reviews all transactions between our company and related persons to determine whether the relationship is in the best interest of our company and that the terms of any agreement are no less favorable to our company then they would be if the relationship was with an unrelated third party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Our board of directors consists of four directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, none of our directors would be considered independent as they also serve as either executive officers or employees of our company. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012 $	December 31, 2011 $
Audit Fees	30,000	38,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	30,000	38,500

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
48

Exhibit Number	Description
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Securityholders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Tenancy Agreement dated August 25, 2010 LP (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
10.12	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.13	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.14	Tenancy Agreement dated April 5, 2012 between our company and the landlord April 5, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.15	Contractors Agreement dated January 10, 2012 between our company and Chengbang Interior Decoration Co., Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.16	Car Lease Agreement dated May 28, 2012 between our company and Taiwan Life Insurance Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company UAN Yeh Cultural and Creative Company Limited Taiwan, a Taiwan company
49

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: May 16, 2013	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: May 16, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2013	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: May 16, 2013	By:	/s/ Wan-Fang Liu
Wan-Fang Liu
President, Chairman and Director

Dated: May 16, 2013	By:	/s/ Syuan-Jhu Lin
Syuan-Jhu Lin
Director

Dated: May 16, 2013	By:	/s/ Tzu-Yung Hsu
Tzu-Yung Hsu
Director

51