Form 10-Q
period 2013-03-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2013-05-20
CIK 1337009

UAN CULTURAL & CREATIVE CO., LTD.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to ________________________

Commission File Number	000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)
Delaware				20-3303304
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

102 North Avenue, Mt. Clemens, Michigan				48043
(Address of principal executive offices)				(Zip Code)

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
Large accelerated filer			[ ]	Accelerated filer [ ]
Non-accelerated filer			[ ]	Smaller reporting company[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ]	YES	[X]	NO

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
53,668,778 common shares issued and outstanding as of May 17, 2013.

See accompanying notes to financial statements.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,806	$15,131
Due from officer & shareholder (Note 10)	-	8,451
Current assets from discontinued operations (Note 5)	2,335	2,340
Total current assets	12,141	25,922

Other assets from discontinued operations (Note 5)	20,517	20,560
Total assets	$32,658	$46,482

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$43,174	$31,103
Accrued expenses	49,032	45,832
Due to officer & shareholder (Note 10)	616	-
Current liabilities from discontinued operations (Note 5)	-	-
Total current liabilities	92,822	76,935

Other liabilities from discontinued operations (Note 5)	-	-
Total liabilities	92,822	76,935

Commitments & Contingencies (Note 7)	-	-

Stockholders' Deficit (Notes 2, 8 and 9):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on March 31, 2013 and December 31, 2012.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,977,102)
Accumulated deficit under development stage	(135,118)	(105,455)
Accumulated other comprehensive income (loss)	(1,445)	(1,397)
Total stockholders' deficit	(60,164)	(30,453)
Total liabilities and stockholders' deficit	$32,658	$46,482

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

			From Inception
	For the Three Months Ended		December 1, 2012 to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating expenses:
Selling, general & administrative expenses	29,683	40,705	91,178
Total operating expenses	29,683	40,705	91,178

Loss from operations	(29,683)	(40,705)	(91,178)

Other income/(expenses)
Interest income(expense), net	20	(7,181)	20
Total other income (expenses)	20	(7,181)	20

Loss before provision for income taxes	(29,663)	(47,886)	(91,158)

Provision for income taxes (Note 6)	-	-	-

Loss from continuing operations	(29,663)	(47,886)	(91,158)

Loss from discontinued operations, net of tax	-	(217,258)	(43,960)

Net Loss	$(29,663)	$(265,144)	$(135,118)

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708
Net Loss per share, basic
Continuing operations	$(0.001)	$(0.001)
Discontinued operations	$-	$(0.004)

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708
Net Loss per share, diluted
Continuing operations	$(0.001)	$(0.001)
Discontinued operations	$-	$(0.004)

Comprehensive Loss
Net loss	$(29,663)	$(265,144)
Foreign currency translation gain loss	(48)	12,102
Comprehensive loss	$(29,711)	$(253,042)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			From Inception
	For the Three Months Ended		December 1, 2012 to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities
Net loss	$(29,663)	$(265,144)	$(135,118)
Less: Loss from discontinued operations	-	(217,258)	(43,960)
Loss from continuing operations	(29,663)	(47,886)	(91,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Increase in other current assets	-	(7,055)	5,802
Increase (Decrease) in accounts payable & accrued expenses	15,271	(49,387)	39,016
Net cash used in operating activities of continued operations	(14,392)	(104,328)	(46,341)
Net cash provided by operating activities of discontinued operations	-	129,926	46,897
Net cash used in operating activities	(14,392)	25,598	556

Cash Flows from Investing Activities
Net cash provided by investing activities of discontinued operations	-	(96,875)	(20,052)
Net cash provided by (used in) investing activities	-	(96,875)	(20,052)

Cash Flows from Financing Activities
(Repayment)/Proceeds of advances from shareholders & officers	9,067	(75,060)	9,576
Net cash provided by financing activities of continued operations	9,067	(75,060)	9,576
Net cash provided by financing activities of discontinued operations	-	1,162	(7,224)
Net cash provided by financing activities	9,067	(73,898)	2,352

Effect of exchange rate change on cash	21	12,101	337

Net increase (decrease) in cash and cash equivalents	(5,304)	(133,074)	(16,807)

Cash and cash equivalents
Beginning of period	15,131	364,328	26,592
End of period	9,827	231,254	9,785
Less: cash and cash equivalents of discontinued operations at end of year	21	110,168	21
Cash and cash equivalents of continuing operations at end of year	$9,806	$121,086	$9,806

Supplemental disclosure of cash flow information:
Interest paid	$-	$27,317	$-

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

On December 1, 2012, the board has decided to abandon the art gallery business in Taiwan as it was not able to generate sufficient revenue or financing interest to continue the business. Consequently, UAN CCC became a development stage company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

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

The Class Z Warrants expired on March 7, 2013 or earlier upon redemption. The Class W Warrants expired on March 7, 2011. The Company may redeem the outstanding Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $0.50 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $87.50 per share for a Class Z Warrant for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Numerator:
Net Income/(Loss) from continuing operation	$(29,663)	$(47,886)
Net income/(loss) from discontinued operation	$-	$(217,258)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$-	$(0.004)
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$-	$(0.004)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, the cumulative translation adjustments of $(1,445), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) was $(48) and $12,102, respectively.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2013are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Numerator:
Net Income/(Loss) from continuing operation	$(29,663)	$(47,886)
Net income/(loss) from discontinued operation	$—	$(217,258)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$—	$(0.004)
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$—	$(0.004)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, the cumulative translation adjustments of $(1,445), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) was $(48) and $12,102, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2013	29.08	29.48
December 31, 2012	29.02
March 31, 2012		29.71

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2013	7.76	7.76
December 31, 2012	7.75

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

NOTE 4 — GOING CONCERN

As of March 31, 2013, the Company had incurred accumulated losses of $3,112,220 that include a net loss of $29,663 for the three months ended March 31, 2013. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

The Company recognized $11,371 loss on the disposition of discontinued operations.

Summarized financial information for discontinued operations is as follow:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Discontinued Operations
Revenues, net	$-	$235,140

Loss from operations of discontinued components	$-	$(217,258)
Benefit (provision) for income taxes	-	-
Loss from operations of discontinued components, net of tax	$-	$(217,258)

Disposal
Loss on disposal in discontinued components	$-	$-
Benefit (provision) for income taxes	-	-
Loss on disposal in discontinued components, net of tax	$-	$-

Loss from discontinued operations, net of tax	$-	$(217,258)

	March 31, 2013	December 31, 2012
Assets
Cash and equivalents	$21	$21
Accounts receivables, net	-	-
Inventories	-	-
Other current assets	2,314	2,319
Restricted cash	507	508
Fixed assets, net	-	-
Due from affiliated companies	20,010	20,052
Other assets	-	-
Total assets of discontinued operations	$22,852	$22,900

Liabilities
Accounts payables and accrued expenses	$-	$-
Notes payable	-	-
Advances from related parties	-	-
Other current liabilities	-	-
Long term notes payable	-	-
Total liabilities of discontinued operations	$-	$-

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

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.1 million at March 31, 2013, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at March 31, 2013. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $3.0 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at March 31, 2013.

Income/(Loss) before Income Taxes  from continuing operations for the three months ended March 31, 2013 and 2012were as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
United States	$(29,624)	$(47,886)
Hong Kong	(39)	-
Total Income (Loss) before Tax	$(29,663)	$(47,886)

Provisions for Income from continuing operations for the three months ended March 31, 2013 and 2012 were as follows:

For the Three Months Ended
	March 31, 2013	March 31, 2012
United States	$-	$-
Hong Kong	-	-
Total Tax Expense	$-	$-

Reconciliations of statutory rates to effective tax rates from continuing operations for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
US Statutory Tax Rate	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%
Foreign Tax Credit	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%

NOTE 7—COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan state for $200 a month starting December 2012. The rent expense for the three months ended March 31, 2013 was $600.

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

Litigation

In November 2012, the Company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, the Company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of March 31, 2013, restricted cash for this litigation is $507.

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

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of March 31, 2013, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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
14

The Class Z warrants expired on March 7, 2013.

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

NOTE 10—RELATED PARTY TRANSACTIONS

At March 31, 2013, the Company has an outstanding receivable of $9,881 from Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang for expenses to be incurred on behalf of the Company.

Mr. Chang also provides various consulting and professional services to the Company for which he is compensated. Consulting and professional expense for Mr. Chang were $7,500 and $0 for the three months ended March 31, 2013 and 2012 respectively. At March 31, 2013, the outstanding consulting fee payable to Mr. Chang was $7,500.

At March 31, 2013, the Company has an outstanding payable of $519 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company.

At March 31, 2013, the Company has an outstanding payable of $9,978 to Chung-Hua Yang (CFO of the Company) for which Mr. Yang has advanced to the Company as working capital.

At March 31, 2013, the Company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $20,010 from UAN Power Corp, an affiliated company which the shareholders and the directors of the Company have certain ownership.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at March 31, 2013.

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us" and "our" mean UAN Cultural & Creative Co., Ltd., and our wholly owned subsidiary, UAN Cultural and Creative Company Limited, a Hong Kong corporation, and UAN Yeh Cultural and Creative Company Limited Taiwan Branch, a Taiwan corporation, unless otherwise indicated.

Description of Business

Background

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

The securities issued in our initial public offering consisted of Class A common stock, which is now regular common stock; Class W warrants; Class Z warrants; Class B common stock, which was redeemed from the stockholders when the funds raised in the initial public offering were returned to them and is no longer outstanding; Class A units, which consisted of two shares of Class A common stock and ten Class Z warrants; and Class B units, which consisted of two shares of Class B common stock and two Class W warrants. The Class W and Class Z warrants have expired.

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

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at March 31, 2013. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012.In August 2010, we changed our name to UAN Cultural & Creative Co., Ltd. and effected a 1 new for 10 old reverse stock split of our common stock. We commenced operations in August 2011.

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

Results of Operations

Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31,
	2013		2012
Revenue	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Operating Expenses		$29,683		$40,705
Interest Income (Expense)		$20		$(7,181)	`
Provision for Income Tax	$	Nil	$	Nil
Net Income (Loss)		$(29,663)		$(265,144)

Revenues

We discontinued our art gallery business in December 2012 and did not recognize any revenues from operations.

Operating Expenses

Our operating expenses for the three months ended March 31, 2013 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $29,683 during the three months ended March 31, 2013 compared to $40,705 during the same period in 2012. Our company reduced its spending in legal and accounting fee as a result from management effective cost cutting strategy.

Other Income/(Expenses)

We earned nominal income of $20 from interest during the three months ended March 31, 2013 compared to $7,181 of interest expense incurred during the three month ended March 31, 2012. The decrease in expense during the first quarter of fiscal 2013 resulted primarily from repayment of outstanding related party loans and as a result decreased in accrued interest expenses.

Provision for Income Tax

To date we have made no provisions for income tax. Our company has certain deferred tax asset such as net operating loss carryover and foreign tax credit to offset future income.

Net Income (Loss)

We had a net loss from operations of $29,663 for the three months ended March 31, 2013, compared to our net loss of $265,144 incurred in the three months ended March 31, 2012. Our net loss of $217,258 was attributable to to the discontinuation of our art gallery business for the three months ended March 31, 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	December 31,
	2012	2012
Current Assets	$12,141	$25,922
Current Liabilities	$92,822	$76,935
Working Capital (Deficit)	$(80,681)	$(51,013)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Net Cash provided by (used in) Operating Activities	$(14,392)	$25,598
Net Cash provided by (used in) Investing Activities	$ Nil	$(96,875)
Net Cash provided by (used in) Financing Activities	$9,067	$(73,898)

As of March 31, 2013 we had total assets of $32,658, total liabilities of $92,822, and shareholders’ deficit of $60,164, compared to total assets of $46,842, total liabilities of $76,935 and shareholders’ deficit of $30,453 as of March 31, 2012. Our current assets as at March 31, 2013 were $12,141, including cash and cash equivalents of $9,806 and assets from discontinued operations of $2,335. As at March 31, 2012 we had current assets of $25,922 including cash and cash equivalents of $15,131, assets from discontinued operations of $2,340, and a receivable of $8,451 due from an officer and shareholder.

Cash and cash equivalents as of March 31, 2013 decreased by $5,325 from December 31, 2012. Our working capital deficit was $80,681 as at March 31, 2013 compared to a deficit of $51,013 as at March 31, 2012.

Net cash used in our operating activities during the three months ended March 31, 2013 was $14,392, as compared to net cash provided by operating activities of $25,598 for the three months ended March 31, 2012.

Net cash provided by investing activities in the three months ended March 31, 2013 was $Nil, compared to $96,875 used in investing activities during the three months ended March 31, 2012. The net cash used in investing activities in 2012 is attributable to discontinued operations.

Net cash provided by financing activities in the three months ended March 31, 2013 was $9,067, compared to $73,898 used in financing activities in the three months ended March 31, 2012. The net increase in cash provided by financing activities in 2013 resulted primarily from proceeds of advances from shareholders and officers.

Critical Accounting Policies

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2013are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Numerator:
Net Income/(Loss) from continuing operation	$(29,663)	$(47,886)
Net income/(loss) from discontinued operation	$-	$(217,258)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$-	$(0.004)
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$-	$(0.004)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, the cumulative translation adjustments of $(1,445), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) was $(48) and $12,102, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2013	29.08	29.48
December 31, 2012	29.02
March 31, 2012		29.71

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2013	7.76	7.76
December 31, 2012	7.75

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2012, our company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of March 31, 2013, restricted cash for this litigation is $507.

Item 1A.  Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Security holders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Tenancy Agreement dated August 25, 2010 LP (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
10.12	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.13	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.14	Tenancy Agreement dated April 5, 2012 between our company and the landlord April 5, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)

Exhibit Number	Description

10.16	Car Lease Agreement dated May 28, 2012 between our company and Taiwan Life Insurance Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company UAN Yeh Cultural and Creative Company Limited Taiwan, a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: May 20, 2013	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: May 20, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

