Form 10-Q
period 2013-06-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2013-08-19
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-51693
UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)
Delaware				20-3303304
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
102 North Avenue, Mt. Clemens, Michigan				48043
(Address of principal executive offices)				(Zip Code)
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
				[ ]	YES	[ X]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

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
53,668,778 common shares issued and outstanding as of August 19, 2013.

2

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,171	$15,131
Due from officer & shareholder (Note 10)	—	8,451
Current assets from discontinued operations (Note 5)	2,255	2,340
Total current assets	6,426	25,922

Other assets from discontinued operations (Note 5)	19,949	20,560
Total assets	$26,375	$46,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$33,953	$31,103
Accrued expenses	19,332	45,832
Due to officer & shareholder (Note 10)	77,797	—
Current liabilties from discontinued operations (Note 5)	—	—
Total current liabilities	131,082	76,935

Other liabilities from discontinued operations (Note 5)	—	—
Total liabilities	131,082	76,935

Commitments & Contingencies (Note 7)	—	—

Stockholders' Deficit (Notes 2, 8 and 9):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on June 30, 2013 and December 31, 2012.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,977,102)
Accumulated deficit under development stage	(178,994)	(105,455)
Accumulated other comprehensive gain/(loss)	(2,112)	(1,397)
Total stockholders' deficit	(104,707)	(30,453)
Total liabilities and stockholders' deficit	$26,375	$46,482

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

					From Inception
					December 1,
	For the Three Months Ended		For the Six Months Ended		2012 to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit (Loss)	—	—	—	—	—

Operating expenses:
Selling, general & administrative expenses	43,877	72,937	73,560	113,642	135,055
Total operating expenses	43,877	72,937	73,560	113,642	135,055

Income (Loss) from operations	(43,877)	(72,937)	(73,560)	(113,642)	(135,055)

Other income/(expenses)
Interest income/(expense), net	1	16	21	(7,165)	21
Total other income (expenses)	1	16	21	(7,165)	21

Income (Loss) before provision for income taxes	(43,876)	(72,921)	(73,539)	(120,807)	(135,034)

Provision for income taxes (Note 6)	—	—	—	—	—

Loss from continuing operations	(43,876)	(72,921)	(73,539)	(120,807)	(135,034)

Income (Loss) from discontinued operations, net of tax	—	(198,924)	—	(416,182)	(43,960)

Net Income (Loss)	$(43,876)	$(271,845)	$(73,539)	$(536,989)	$(178,994)

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708	53,672,708	53,672,708
Net Income (Loss) per share, basic
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.002)
Discontinued operations	$—	$(0.004)	$—	$(0.008)

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708	53,672,708	53,672,708
Net Income (Loss) per share, diluted
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.002)
Discontinued operations	$—	$(0.004)	$—	$(0.008)

Comprehensive Income (Loss)
Net income (loss)	$(43,876)	$(271,845)	$(73,539)	$(536,989)
Foreign currency translation gain (loss)	(667)	(7,678)	(715)	4,424
Comprehensive income (loss)	$(44,543)	$(279,523)	$(74,254)	$(532,565)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			December 1,
	For the Six Months Ended		2012 to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows from Operating Activities
Net income (loss)	$(73,539)	$(536,989)	$(178,994)
Less: Income (Loss) from discontinued operations	—	(416,182)	(43,960)
Loss from continuing operations	(73,539)	(120,807)	(135,034)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Non-cash items:
Increase in other current assets	—	(40,793)	5,802
Increase (Decrease) in accounts payable & accrued expenses	(23,650)	(60,801)	95
Net cash used in operating activities of continuing operations	(97,189)	(222,401)	(129,137)
Net cash provided by operating activities of discontinued operations	—	156,525	46,897
Net cash used in operating activities	(97,189)	(65,876)	(82,240)

Cash Flows from Investing Activities
Net cash provided by investing activities of discontinued operations	—	(96,875)	(20,052)
Net cash provided by (used in) investing activities	—	(96,875)	(20,052)

Cash Flows from Financing Activities
(Repayment)/Proceeds of advances from shareholders & officers	86,248	(78,761)	86,757
Net cash provided by financing activities of continuing operations	86,248	(78,761)	86,757
Net cash provided by financing activities of discontinued operations	—	690	(7,224)
Net cash provided by financing activities	86,248	(78,071)	79,533

Effect of exchange rate change on cash	2	4,423	317

Net increase (decrease) in cash and cash equivalents	(10,939)	(236,399)	(22,442)

Cash and cash equivalents
Beginning of period	15,131	364,328	26,592
End of period	4,192	127,929	4,150
Less: cash and cash equivalents of discontinued operations at end of year	21	103,635	21
Cash and cash equivalents of continuing operations at end of year	$4,171	$24,294	$4,171

Supplemental disclosure of cash flow information:
Interest paid	$—	$27,317	$—
Income taxes paid	$—	$—	$—

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net Income/(Loss) from continuing operation	$(43,876)	$(72,921)	$(73,539)	$(120,807)
Net income/(loss) from discontinued operation	$—	$(198,924)	$—	$(416,182)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.002)
Discontinuing operations	$—	$(0.004)	$—	$(0.008)
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.002)
Discontinuing operations	$—	$(0.004)	$—	$(0.008)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three and six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013, the cumulative translation adjustments of $(2,112), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $(667) and $(7,678) for three months ended; and $(715) and $4,424 for the six months ended June 30, 2013 and 2012, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2013	29.93	29.48
December 31, 2012	29.02
June 30, 2012		29.71

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2013	7.76	7.76
December 31, 2012	7.75
June 30, 2012	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE 4 — GOING CONCERN

As of June 30, 2013, the Company had incurred accumulated losses of $3,156,096 that include a net loss of $43,876 and $73,539 for the three and six months ended June 30, 2013, respectively. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

The Company recognized $11,371 loss on the disposition of discontinued operations.

Summarized financial information for discontinued operations is as follow:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Discontinued Operations
Revenues, net	$—	$339,929	$—	$575,069

Loss from operations of discontinued components	$—	$(198,042)	$—	$(415,300)
Benefit (provision) for income taxes	—	(882)	—	(882.00)
Loss from operations of discontinued components, net of tax	$—	$(198,924)	$—	$(416,182)

Disposal
Loss on disposal in discontinued components	$—	$—	$—	$—
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal in discontinued components, net of tax	$—	$—	$—	$—

Loss from discontinued operations, net of tax	$—	$(198,924)	$—	$(416,182)

	June 30, 2013	December 31, 2012
Assets
Cash and equivalents	$21	$21
Accounts receivables, net	—	—
Inventories	—	—
Other current assets	2,249	2,319
Restricted cash	492	508
Fixed assets, net	—	—
Due from affiliated companies	19,442	20,052
Other assets	—	—
Total assets of discontinued operations	$22,204	$22,900

Liabilities
Accounts payables and accrued expenses	$—	$—
Notes payable	—	—
Advances from related parties	—	—
Other current liabilities	—	—
Long term notes payable	—	—
Total liabilities of discontinued operations	$—	$—

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

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.0 million at June 30, 2013, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at June 30, 2013. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $3.0 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at June 30, 2013.

Income/(Loss) before Income Taxes  from continuing operations for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$(43,876)	$(72,921)	$(73,500)	$(120,807)
Hong Kong	—	—	(39)	—
Total Income (Loss) before Tax	$(43,876)	$(72,921)	$(73,539)	$(120,807)

Provisions for Income from continuing operations for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$—	$—	$—	$—
Hong Kong	—	—	—	—
Total Tax Expense	$—	$—	$—	$—

Reconciliations of statutory rates to effective tax rates from continuing operations for the six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
US Federal Statutory Tax Rate	39.0%	39.0%	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%	0.0%	0.0%
Foreign Tax Credit	0.0%	0.0%	0.0%	0.0%
Tax Exemption Allowance	0.0%	0.0%	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%	0.0%	0.0%

NOTE 7—COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan state for $200 a month starting December 2012. The rent expense for the three and six months ended June 30, 2013 were $600 and $1,200, respectively.

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

Litigation

In November 2012, the Company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, the Company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of June 30, 2013, restricted cash for this litigation is $492.

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

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

As of June 30, 2013, there are 44,150,490 shares of common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class Z Warrants. The Company currently has no commitments to issue any shares of common stock.

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

NOTE 10—RELATED PARTY TRANSACTIONS

At June 30, 2013, the Company has an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang for expenses to be incurred on behalf of the Company.

Mr. Chang also provides various consulting and professional services to the Company for which he is compensated. Consulting and professional expense for Mr. Chang were $7,500 and $0 for the three months ended, and $7,500 and $0 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the outstanding consulting fee payable to Mr. Chang was $13,000.

At June 30, 2013, the Company has an outstanding payable of $2,700 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company and certain unpaid consulting expenses compensation.

At June 30, 2013, the Company has an outstanding payable of $9,978 to Chung-Hua Yang (CFO of the Company) for which Mr. Yang has advanced to the Company as working capital.

At June 30, 2013, the Company has an outstanding payable of $42,000 to Chih-Hung Cheng (Director of the Company) for which Mr. Cheng has advanced to the Company as working capital.

At June 30, 2013, the Company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $19,442 from UAN Power Corp, an affiliated company which the shareholders and the directors of the Company have certain ownership.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at June 30, 2013.

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

We experienced a change in control on June 30, 2010, both at the stockholder and director levels, as the result of the purchase of 35,095,100 shares of our common stock, approximately 95.6% of our common stock which was issued and outstanding on that date, by eight persons and the simultaneous reconstitution of our board of directors. Our new board of directors created a new business plan and initiated a business involving the sale and appraisal of authentic and high quality works of art, primarily paintings, initially in Taiwan.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at June 30, 2013. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012. In August 2010, we changed our name to UAN Cultural & Creative Co., Ltd. and effected a 1 new for 10 old reverse stock split of our common stock. We commenced operations in August 2011.

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

Results of Operations

Three Months Ended June 30, 2013 and June 30, 2012

		Three Months Ended June 30,
		2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$43,877		$72,937
Interest (Income) Expense		$(1)		$(16)
Provision for Income Tax		$-		$-
Net Income (Loss)		$(43,876)		$(72,921)

Revenues

We discontinued our art gallery business on December 1, 2012 and did not recognize any revenues from operations.

Operating Expenses

Our operating expenses for the three months ended June 30, 2013 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $43,877 during the three months ended June 30, 2013 compared to $72,937 during the same period in 2012. Our company reduced its spending in legal and accounting fee as a result from management effective cost cutting strategy.

Other Income/(Expenses)

We earned nominal income of $1 from interest during the three months ended June 30, 2013 compared to $16 of interest income during the three month ended June 30, 2012. The decrease in income during the second quarter of fiscal 2013 resulted primarily from lower cash balance in the bank.

Provision for Income Tax

To date we have made no provisions for income tax. Our company has certain deferred tax asset such as net operating loss carryover and foreign tax credit to offset future income.

Net Income (Loss)

We had a net loss from operations of $43,876 for the three months ended June 30, 2013, compared to our net loss of $72,921 incurred in the three months ended June 30, 2012. Our net loss of $43,876 was attributable to the discontinuation of our art gallery business and management effective cost cutting strategy for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 and June 30, 2012

		Six Months Ended June 30,
		2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$73,560		$113,642
Interest (Income) Expense		$(21)		$7,165
Provision for Income Tax	$	Nil	$	Nil
Net Income (Loss)		$(73,539)		$(120,807)

Operating Expenses

Our operating expenses for the six months ended June 30, 2013 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $73,560 during the six months ended June 30, 2013 compared to $113,642 during the same period in 2012. Our company reduced its spending in legal and accounting fee as a result from management effective cost cutting strategy.

Other Income/(Expenses)

We earned nominal income of $21 from interest during the six months ended June 30, 2013 compared to $7,165 of interest expense incurred during the three month ended June 30, 2012. The decrease in expense during the second quarter of fiscal 2013 resulted primarily from repayment of outstanding related party loans and as a result decrease in accrued interest expenses.

Net Income (Loss)

We had a net loss from operations of $73,539 for the six months ended June 30, 2013, compared to our net loss of $120,807 incurred in the six months ended June 30, 2012. Our net loss of $73,539 was attributable to the discontinuation of our art gallery business and management effective cost cutting strategy for the six months ended June 30, 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,
	2013	2012
Current Assets	$6,426	$25,922
Current Liabilities	$131,082	$76,935
Working Capital (Deficit)	$(124,656)	$(51,013)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
Net Cash used in Operating Activities	$(97,189)	$(65,876)
Net Cash provided by (used in) Investing Activities	$ Nil	$(96,875)
Net Cash provided by (used in) Financing Activities	$86,248	$(78,071)

As of June 30, 2013 we had total assets of $26,375, total liabilities of $131,082, and shareholders’ deficit of $104,707, compared to total assets of $868,502, total liabilities of $433,827 and shareholders’ equity of $434,675 as of June 30, 2012. Our current assets as at June 30, 2013 were $6,426, including cash and cash equivalents of $4,171 and assets from discontinued operations of $2,255. As at June 30, 2012 we had current assets of $506,158 including cash and cash equivalents of $24,294, other current assets of $40,793, and current assets from discontinued operations of $441,071.

Cash and cash equivalents as of June 30, 2013 decreased by $10,939 from December 31, 2012. Our working capital deficit was $124,656 as at June 30, 2013 compared to a working capital of $245,932 as at June 30, 2012.

Net cash used in our operating activities during the six months ended June 30, 2013 was $97,189, as compared to net cash used in operating activities of $65,876 for the six months ended June 30, 2012.

Net cash provided by investing activities in the six months ended June 30, 2013 was $Nil, compared to $96,875 used in investing activities during the six months ended June 30, 2012. The net cash used in investing activities in 2012 is attributable to discontinued operations.

Net cash provided by financing activities in the six months ended June 30, 2013 was $86,248, compared to $78,071 used in financing activities in the six months ended June 30, 2012. The net increase in cash provided by financing activities in 2013 resulted primarily from proceeds of advances from shareholders and officers.

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in our company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the six months ended June 30, 2013 and 2012 as follows:

	For the Six Months Ended
	June 30, 2013			June 30, 2012

Numerator:
Net Income/(Loss) from continuing operation		$(43,876)		$(72,921)
Net income/(loss) from discontinued operation	$	Nil	l	$(198,924)
Denominator
Weighted average common shares outstanding – basic		53,672,708		53,672,708
Weighted average common share outstanding – diluted		53,672,708		53,672,708
Basic earnings (loss) per share
Continuing operations		$(0.001)		$(0.002)
Discontinuing operations	$	Nil		$(0.008)
Diluted earnings (loss) per share
Continuing operations		$(0.001)		$(0.002)
Discontinuing operations	$	Nil		$(0.008)

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

Revenues

Our company is a development stage company as such has not realized any revenues or directly related expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company has not incurred any advertising expense for the three and six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013, the cumulative translation adjustments of $(2,112), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2013 and 2012, other comprehensive income (loss) was $(715) and $4,424, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2013	29.93	29.48
December 31, 2012	29.02	N/A
June 30, 2012	N/A	29.71

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2013	7.76	7.76
December 31, 2012	7.75	N/A

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact our company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2012, our company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of June 30, 2013, restricted cash for this litigation is $507.

Item 1A.    Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Effective June 1, 2013, our board of directors accepted the resignations of Tzu-Yung Hsu as a director of our company and Wan-Fang Liu as chairman of the board of our company. Wan-Fang Liu remains as president and a member of our board of directors of our company. The resignations of Tzu-Yung Hsu and Wan-Fang Liu were not due to any disagreements with our company.

Subsequently on June 1, 2013, we appointed Tsung-Ming Chang to our board of directors and Chih-Hung Cheng as chairman of the board of our company.

Item 6.    Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Security holders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
28

Exhibit Number	Description
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Tenancy Agreement dated August 25, 2010 LP (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
10.12	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.13	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.14	Tenancy Agreement dated April 5, 2012 between our company and the landlord April 5, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.16	Car Lease Agreement dated May 28, 2012 between our company and Taiwan Life Insurance Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company UAN Yeh Cultural and Creative Company Limited Taiwan, a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Cultural & Creative Co., Ltd.

Dated: August 19, 2013	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

