Form 10-Q
period 2013-09-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2013-11-14
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File Number 000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware				20-3303304
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

102 North Avenue, Mt. Clemens, Michigan				48043
(Address of principal executive offices)				(Zip Code)

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
Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)				[X]	YES	[ ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
53,668,778 common shares issued and outstanding as of November 10, 2013.

2

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited interim consolidated  financial statements for the three and nine month periods ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,928	$15,131
Due from officer & shareholder (Note 9)	—	8,451
Current assets from discontinued operations (Note 5)	2,269	2,340
Total current assets	6,197	25,922

Other assets from discontinued operations (Note 5)	19,935	20,560
Total assets	$26,132	$46,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$32,882	$31,103
Accrued expenses	18,732	45,832
Due to officer & shareholder (Note 9)	119,827	—
Current liabilties from discontinued operations (Note 5)	—	—
Total current liabilities	171,441	76,935

Other liabilities from discontinued operations (Note 5)	—	—
Total liabilities	171,441	76,935

Commitments & Contingencies (Note 7)	—	—

Stockholders' Deficit (Notes 2 and 8):

Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on September 30, 2013 and December 31, 2012.	5,367	5,367
Common stock, Class B, $.0001 par value, 12,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,977,102)
Accumulated deficit under development stage	(219,597)	(105,455)
Accumulated other comprehensive loss	(2,111)	(1,397)
Total stockholders' deficit	(145,309)	(30,453)
Total liabilities and stockholders' deficit	$26,132	$46,482

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended				From Inception
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012		December 1, 2012 to September 30, 2013

Revenue	$		$		$		$		$

Cost of Sales		—		—		—		—	—

Gross Profit		—		—		—		—	—

Operating expenses:
Selling, general & administrative expenses		40,604		24,062		114,164		137,704	175,659
Total operating expenses		40,604		24,062		114,164		137,704	175,659

Loss from operations		(40,604)		(24,062)		(114,164)		(137,704)	(175,659)

Other income/(expenses)
Interest income/(expense), net		1		2		22		(7,163)	22
Total other income (expenses)		1		2		22		(7,163)	22

Loss before provision for income taxes		(40,603)		(24,060)		(114,142)		(144,867)	(175,637)

Provision for income taxes (Note 6)		—		—		—		—	—

Loss from continuing operations		(40,603)		(24,060)		(114,142)		(144,867)	(175,637)

Loss from discontinued operations, net of tax		—		(120,506)		—		(536,688)	(43,960)

Net Loss		$(40,603)		$(144,566)		$(114,142)		$(681,555)	$(219,597)

Weighted average number of common shares outstanding, basic		53,672,708		53,672,708		53,672,708		53,672,708
Net Loss per share, basic
Continuing operations		$(0.001)		$(0.000)		$(0.002)		$(0.003)
Discontinued operations		$—		$(0.002)		$—		$(0.010)

Weighted average number of common shares outstanding, diluted		53,672,708		53,672,708		53,672,708		53,672,708
Net Loss per share, diluted
Continuing operations		$(0.001)		$(0.000)		$(0.002)		$(0.003)
Discontinued operations		$—		$(0.002)		$—		$(0.010)

Comprehensive Loss
Net loss		$(40,603)		$(144,566)		$(114,142)		$(681,555)
Foreign currency translation gain (loss)		—		8,651		(715)		13,075
Comprehensive loss		$(40,603)		$(135,915)		$(114,857)		$(668,480)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			From Inception
	For the Nine Months Ended		December 1, 2012 to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash Flows from Operating Activities
Net loss	$(114,142)	$(681,555)	$(219,597)
Less: Loss from discontinued operations	—	(536,688)	(43,960)
Loss from continuing operations	(114,142)	(144,867)	(175,637)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Non-cash items:
(Increase) Decrease in other current assets	—	(10,802)	5,802
Decrease in accounts payable & accrued expenses	(25,321)	(76,884)	(1,576)
Net cash used in operating activities of continuing operations	(139,463)	(232,553)	(171,411)
Net cash provided by operating activities of discontinued operations	—	77,218	46,939
Net cash used in operating activities	(139,463)	(155,335)	(124,472)

Cash Flows from Investing Activities
Net cash used in investing activities of discontinued operations	—	(27,225)	(20,052)
Net cash provided by (used in) investing activities	—	(27,225)	(20,052)

Cash Flows from Financing Activities
(Repayment)/Proceeds of advances from shareholders & officers	128,278	(76,207)	128,787
Net cash provided by (used in) financing activities of continuing operations	128,278	(76,207)	128,787
Net cash provided by (used in) financing activities of discontinued operations	—	1,539	(7,224)
Net cash provided by financing activities	128,278	(74,668)	121,563

Effect of exchange rate change on cash	3	13,073	318

Net decrease in cash and cash equivalents	(11,182)	(244,155)	(22,643)

Cash and cash equivalents
Beginning of period	15,131	364,328	26,592
End of period	3,949	120,173	3,949
Less: cash and cash equivalents of discontinued operations at end of year	21	82,859	21
Cash and cash equivalents of continuing operations at end of year	$3,928	$37,314	$3,928

Supplemental disclosure of cash flow information:
Interest paid	$—	$27,317	$—
Income taxes paid	$—	$—	$—

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

UAN CCC and its subsidiaries – UAN HK shall be collectively referred throughout as the “Company”.

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

The Class Z Warrants expired on March 7, 2013 and the Class W Warrants expired on March 7, 2011. The Company may redeem the outstanding Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $0.50 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $87.50 per share for a Class Z Warrant for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net Income/(Loss) from continuing operation	$(40,603)	$(24,060)	$(114,142)	$(144,867)
Net income/(loss) from discontinued operation	$—	$(120,506)	$—	$(536,688)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.000)	$(0.002)	$(0.003)
Discontinuing operations	$—	$(0.002)	$—	$(0.010)
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.000)	$(0.002)	$(0.003)
Discontinuing operations	$—	$(0.002)	$—	$(0.010)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three and nine months ended September 30, 2013 and 2012, respectively.

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

At September 30, 2013, the cumulative translation adjustments of $(2,111), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $nil and $8,651 for three months ended; and $(715) and $13,075 for the nine months ended September 30, 2013 and 2012, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
September 30, 2013	29.93	29.48
December 31, 2012	29.02
September 30, 2012		29.71

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
September 30, 2013	7.75	7.76
December 31, 2012	7.75
September 30, 2012	N/A	N/A

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

NOTE 4 — GOING CONCERN

As of September 30, 2013, the Company had incurred accumulated losses of $3,196,699 that include a net loss of $40,603 and $114,142 for the three and nine months ended September 30, 2013, respectively. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

The Company recognized $11,371 loss on the disposition of discontinued operations.

Summarized financial information for discontinued operations is as follow:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Discontinued Operations
Revenues, net	$—	$168,934	$—	$744,003

Loss from operations of discontinued components	$—	$(117,963)	$—	$(533,263)
Benefit (provision) for income taxes	—	(2,543)	—	(3,425)
Loss from operations of discontinued components, net of tax	$—	$(120,506)	$—	$(536,688)

Disposal
Loss on disposal in discontinued components	$—	$—	$—	$—
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal in discontinued components, net of tax	$—	$—	$—	$—

Loss from discontinued operations, net of tax	$—	$(120,506)	$—	$(536,688)

	September 30, 2013	December 31, 2012
Assets
Cash and equivalents	$21	$21
Other current assets	2,248	2,319
Restricted cash	493	508
Due from affiliated companies	19,442	20,052
Total assets of discontinued operations	$22,204	$22,900

Liabilities
Total liabilities of discontinued operations	$—	$—

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

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.0 million at September 30, 2013, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at September 30, 2013. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $3.0 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at September 30, 2013.

Income/(Loss) before Income Taxes  from continuing operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$(40,603)	$(23,932)	$(114,103)	$(144,739)
Hong Kong	—	—	(39)	—
Total Income (Loss) before Tax	$(40,603)	$(23,932)	$(114,141)	$(144,739)

Provisions for Income from continuing operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$—	$—	$—	$—
Hong Kong	—	—	—	—
Total Tax Expense	$—	$—	$—	$—

Reconciliations of statutory rates to effective tax rates from continuing operations for the nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
US Federal Statutory Tax Rate	39.0%	39.0%	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%	0.0%	0.0%
Foreign Tax Credit	0.0%	0.0%	0.0%	0.0%
Tax Exemption Allowance	0.0%	0.0%	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%	0.0%	0.0%

NOTE 7—COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan State for $200 a month starting December 2012. The rent expense for the three and nine months ended September 30, 2013 were $600 and $1,800, respectively.

Litigation

In November 2012, the Company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, the Company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of September 30, 2013, restricted cash for this litigation is $493.

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

On November 1, 2010 the Company completed an “offshore” private offering of its common stock to investors who qualified as “Non U.S. Persons” under Regulation S of the Securities Act of 1933. This offering for 50,000,000 shares of Common Stock at a price of $0.02 per share has generated gross proceeds to the Company of $999,718. David Chen-Te Yen, Director, at the time of this transaction owned approximately 42.0% of our common stock,

NOTE 9—RELATED PARTY TRANSACTIONS

At September 30, 2013, the Company has an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang for expenses to be incurred on behalf of the Company.

Mr. Chang also provides various consulting and professional services to the Company for which he is compensated. Consulting and professional expense for Mr. Chang were $7,500 and $0 for the three months ended September 30, 2013 and 2012, and $7,500 and $22,500 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, the outstanding consulting fee payable to Mr. Chang was $20,500.

At September 30, 2013, the Company has an outstanding payable of $3,230 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company and certain unpaid consulting expenses compensation.

At September 30, 2013, the Company has an outstanding payable of $9,978 to Chung-Hua Yang (CFO of the Company) for which Mr. Yang has advanced to the Company as working capital.

At September 30, 2013, the Company has an outstanding payable of $76,000 to Chih-Hung Cheng (Director of the Company) for which Mr. Cheng has advanced to the Company as working capital.

At September 30, 2013, the Company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $19,442 from UAN Power Corp, an affiliated company which the shareholders and the directors of the Company have certain ownership.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at September 30, 2013.

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us" and "our" mean UAN Cultural & Creative Co., Ltd., and our wholly owned subsidiary, UAN Cultural and Creative Company Limited, a Hong Kong corporation, unless otherwise indicated.

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

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at September 30, 2013. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012. In August 2010, we changed our name to UAN Cultural & Creative Co., Ltd. and effected a 1 new for 10 old reverse stock split of our common stock. We commenced operations in August 2011.

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

Results of Operations

Three Months Ended September 30, 2013 and September 30, 2012

		Three Months Ended September 30,
		2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$40,604		$24,062
Total Other (Income) / Expense		$(1)		$(2)
Loss from discontinued operations, net of tax	$	Nil		$120,506
Net Income (Loss)		$(40,603)		$(144,566)

Revenues

We discontinued our art gallery business on December 1, 2012 and did not recognize any revenues from operations.

Operating Expenses

Our operating expenses for the three months ended September 30, 2013 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $40,604 during the three months ended September 30, 2013 compared to $24,062 during the same period in 2012. Our company increased its spending in consulting fee in search of new business venture.

Other Income/(Expenses)

We earned nominal income of $1 from interest during the three months ended September 30, 2013 compared to $2 of interest income during the three month ended September 30, 2012. The decrease in income during the third quarter of fiscal 2013 resulted primarily from lower cash balance in the bank.

Provision for Income Tax

To date we have made no provisions for income tax. Our company has certain deferred tax asset such as net operating loss carryover and foreign tax credit to offset future income.

Net Income (Loss)

We had a net loss of $114,142 for the nine months ended September 30, 2013, compared to our net loss of $681,555 incurred in the nine months ended September 30, 2012. Our net loss of $114,142 was attributable to selling, general and administrative expenses incurred for the nine months ended September 30, 2013. Our net loss of $681,555 was attributable to $137,704 of selling, general and administrative expenses, and $7,163 of interest expense incurred for the nine months ended September 30, 2013; and we have incurred loss of $536,688 from discontinuation of our art gallery business for the nine months ended September 30, 2012.

Nine Months Ended September 30, 2013 and September 30, 2012

		Nine Months Ended September 30,
		2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$114,164		$137,704
Total Other (Income) / Expense		$(22)		$7,163
Loss from discontinued operations, net of tax	$	Nil		$536,688
Net Income (Loss)		$(114,142)		$(681,555)

Operating Expenses

Our operating expenses for the nine months ended September 30, 2013 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $114,164 during the nine months ended September 30, 2013 compared to $137,704 during the same period in 2012. Our company increased its spending in consulting fee in search of new business venture.

Other Income/(Expenses)

We earned nominal income of $22 from interest during the nine months ended September 30, 2013 compared to $7,163 of interest expense incurred during the nine month ended September 30, 2012. The decrease in expense during the third quarter of fiscal 2013 resulted primarily from lower balance of amounts owed to shareholders and officers.

Net Income (Loss)

We had a net loss of $114,142 for the nine months ended September 30, 2013, compared to our net loss of $681,555 incurred in the nine months ended September 30, 2012. Our net loss of $114,142 was attributable to selling, general and administrative expenses incurred for the nine months ended September 30, 2013. Our net loss of 681,555 was attributable to $137,704 of selling, general and administrative expenses, and $7,163 of interest expense incurred for the nine months ended September 30, 2013; and we have incurred loss of $536,688 from discontinuation of our art gallery business for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,
	2013	2012
Current Assets	$6,197	$25,922
Current Liabilities	$171,441	$76,935
Working Capital (Deficit)	$(165,244)	$(51,013)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Net Cash used in Operating Activities	$(139,463)	$(155,335)
Net Cash provided by (used in) Investing Activities	$ Nil	$(27,225)
Net Cash provided by Financing Activities	$128,278	$74,668

As of September 30, 2013 we had total assets of $26,132, total liabilities of $171,441, and shareholders’ deficit of $145,309, compared to total assets of $46,482, total liabilities of $76,935 and shareholders’ deficit of $30,453 as of December 31, 2012. Our current assets as at September 30, 2013 were $6,197, including cash and cash equivalents of $3,928 and current assets from discontinued operations of $2,269. As at December 31, 2012 we had current assets of $25,992 including cash and cash equivalents of $15,131, amounts due from officer and shareholder of $8,451 and current assets from discontinued operations of $2,340.

Cash and cash equivalents as of September 30, 2013 decreased by $11,203 from December 31, 2012. Our working capital deficit was $165,244 as at September 30, 2013 compared to a working capital of $51,013 as at December 31, 2012.

Net cash used in our operating activities during the nine months ended September 30, 2013 was $139,463, as compared to net cash used in operating activities of $155,335 for the nine months ended September 30, 2012.

Net cash provided by investing activities in the nine months ended September 30, 2013 was $Nil, compared to $27,225 used in investing activities during the nine months ended September 30, 2012. The net cash used in investing activities in 2012 is attributable to discontinued operations.

Net cash provided by financing activities in the nine months ended September 30, 2013 was $128,278, compared to $74,668 used in financing activities in the nine months ended September 30, 2012. The net increase in cash provided by financing activities in 2013 resulted primarily from proceeds of advances from shareholders and officers.

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in our company’s Form 10-K filed on May 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Numerator:
Net Income/(Loss) from continuing operation	$(40,603)	$(24,060)	$(114,142)	$(144,867)
Net income/(loss) from discontinued operation	$—	$(120,506)	$—	$(536,688)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.000)	$(0.002)	$(0.003)
Discontinuing operations	$—	$(0.002)	$—	$(0.010)
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.000)	$(0.002)	$(0.003)
Discontinuing operations	$—	$(0.002)	$—	$(0.010)

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

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company has not incurred any advertising expense for the three and nine months ended September 30, 2013 and 2012, respectively.

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

At September 30, 2013, the cumulative translation adjustments of $(2,111), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $nil and $8,651 for three months ended; and $(715) and $13,075 for the nine months ended September 30, 2013 and 2012, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
September 30, 2013	29.93	29.48
December 31, 2012	29.02
September 30, 2012		29.71

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
September 30, 2013	7.75	7.76
December 31, 2012	7.75
September 30, 2012	N/A	N/A

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Our company do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2012, our company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are frozen during the litigation period. As of September 30, 2013, restricted cash for this litigation is $493.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Security holders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
25

Exhibit Number	Description
10.11	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: November 14, 2013	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

27