Form 10-K/A
period 2012-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2014-01-15
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on May 16, 2012 (the “Original Filing Date”), to correct incidental errors in our disclosure pertaining to the fiscal year ended December 31, 2012. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K.

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

Our company is currently considered to be a “blank check” company. The Securities and Exchange Commission (“SEC”) defines those companies as any (i) “development stage company that has no specific business plan or purpose or has indicated that its business is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing a ‘penny stock’,” within the meaning of Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because of the nature of blank check companies, the SEC does not allow them to use some of the exemptions from the registration requirements when selling their securities. In addition, a blank check company registering for a securities offering may be subject to additional requirements for the protection of investors, including depositing most of the raised funds in an escrow account until an acquisition is agreed to and requiring shareholder approval of any identified acquisition.

Under Rule 12b-2 under the Exchange Act, our company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Management does not intend to undertake any efforts to cause a market to develop in our equity or debt securities until we have successfully concluded a business combination. Our company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

We hope to fund any future operations and to grow our business with the income we generate from operations. However, based upon our current cash reserves, operations and forecasted operations, we believe that we may need outside funding to provide the working capital necessary to expand our business. Our need for additional capital to finance our business strategy, operations, and growth will arise should, among other things, revenue or expense estimates prove to be incorrect. This would likely occur if we incur operating losses in the future or our operating income remains at low levels. If this were to occur and we fail to arrange for sufficient capital in the future, we will not be able to expand operations until we can obtain adequate financing. Moreover, operating losses incurred in the future may jeopardize our ability to continue as a going concern. We cannot predict the amount of additional financing that may be required. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. Debt financing must be repaid regardless of whether or not we generate profits or sufficient cash flow from our business activities to satisfy the obligations. Equity financing will result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2012 and 2011, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 4 to our consolidated financial statements for the year ended December 31, 2012, we have incurred accumulated operating losses of $3,082,557 that include a net loss of $1,008,027 for the year ended December 31, 2012. Our company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance we will be successful in its effort to secure additional equity financing. Our ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

We were organized in August 2005 and, as at December 31, 2012, have discontinued our business operations and incurred losses of $3,082,557. Our activities now consist of attempting to identify and consummate a business combination, acquisition, or similar transaction to sustain our business as a going concern and create shareholder value, however, there is no guarantee that we will be successful in this regard and no basis upon which to evaluate our prospects of success. What’s more, we will incur additional losses prior to entering into any future transaction and expect that our shareholders will suffer dilution as a result of any transaction. Furthermore, there can be no assurance that any future transaction or operations will be implemented successfully or that we will ever have revenues or profits. If we are unable to achieve revenues or to sustain our operations, we will be unable to continue as a going concern and our stockholders will likely lose their entire investments. In evaluating our business prospects, these factors should be considered.

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

Our success is dependent on the continued efforts of Parashar Patel, our chief executive officer and the services rendered by our consultant, Yuan-Hao Chang. The loss of any of these individuals would have a material adverse effect on our operations. We anticipate that we will need to hire additional skilled personnel in all areas of our future business in order to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key man” life insurance on the life of any of our employees. To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons. There can be no assurance that we will be able to employ qualified persons upon acceptable terms.

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

Our officers, directors and consultants are not required to commit their full time to our affairs, which may result in conflicts of interest in allocating their time between our future operations and other businesses. All of our executive officers, directors and consultants are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If these other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and hinder their ability to help us consummate our business plan.

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

We intend to retain any future earnings to fund the future operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

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

Our common stock is illiquid and may be subject to price volatility unrelated to our operations or lack of operations.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “UCCC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations, lack of operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months will be approximately $  as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	$40,000
Product acquisition, testing and servicing costs	0
Marketing and advertising	0
Investor relations and capital raising	20,000
Management and operating costs	0
Salaries and consulting fees	40,000
General and administrative expenses	50,000
Total	$150,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately   $150,000 to proceed with our business plan over ,the next 12 months.  As of December 31, 2012, we had $15,131 cash on hand.   If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our future operations as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our future operations. In the absence of such financing, we may be forced to abandon our business plan.

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

The net cash used in operating activities in the year ending December 31, 2012 was $226,093 compared to net cash provided by operating activities of $173,686 in the year ended December 31, 2011. This decrease in cash generated was due primarily to a net loss of $1,008,027, loss from discontinued operations of $781,111 and a decrease in accounts payable and accrued expenses of $68,273. We had a net decrease in cash flow of approximately $34,433 per month for the year ending December 31, 2012.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

·	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

·	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

·	compliance with applicable governmental laws, rules and regulations;

·	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

·	accountability for adherence to the Code.

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

Management Agreements

Parashar Patel, our chief executive officer and president provides his services to our Company on a month to month consulting basis in consideration of a flat monthly fee of $4,500 per month. With the exception of Mr. Patel, we have no active agreements or arrangements with any our officers regarding the provision of their services to our Company. All such services are provided on an as needed basis and without provision for compensation.

Compensation of Directors

Our directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2012.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

With the exeption of Parashar Patel, who received compensation for his services as our chief executive officer to our Company, we did not pay compensation to any of our directors during fiscal 2012.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

·	approved by our audit committee (which consists of our entire board of directors); or

·	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Securityholders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
50

Exhibit Number	Description
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Tenancy Agreement dated August 25, 2010 LP (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
10.12	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.13	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.14	Tenancy Agreement dated April 5, 2012 between our company and the landlord April 5, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.15	Contractors Agreement dated January 10, 2012 between our company and Chengbang Interior Decoration Co., Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2012)
10.16	Car Lease Agreement dated May 28, 2012 between our company and Taiwan Life Insurance Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 20, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company UAN Yeh Cultural and Creative Company Limited Taiwan, a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files (incorporated by reference to our Annual Report on Form 10-K filed on May 16, 2013)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: January 14, 2013	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: January 14, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: January 14, 2014	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 14, 2014	By:	/s/ Wan-Fang Liu
Wan-Fang Liu
President, Chairman and Director

Dated: January 14, 2014	By:	/s/ Syuan-Jhu Lin
Syuan-Jhu Lin
Director

Dated: January 14, 2014	By:	/s/ Tsung-Ming Chang
Tsung-Ming Chang
Director

Dated: January 14, 2014	By:	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director and Chairman

