Form 10-K
period 2013-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2014-04-15
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-51693

UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	20-3303304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 North Avenue, Mt. Clemens, Michigan	48043
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares Series A Units Class W Warrants Class Z Warrants
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $51,918,778 based on a $1.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
53,668,778 common shares as of April 11, 2014.

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

In October and November 2010, we completed an “offshore” private placement of 50,000,000 shares of common stock at a price of $0.02 per share, which generated gross proceeds of $1,000,000. We used the funds from these loans and from our private placement to initiate and further our art business plan

On February 14, 2012, our company established UAN Cultural and Creative Company Limited (“UAN Hong Kong”) in Hong Kong to take advantage of tax benefits.

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

Also effective November 18, 2012, our company decreased the number of directors on our board of directors to three.

Our board of directors now consists of Wan-Fang Liu, Parashar Patel and Chih-Hung Cheng.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2013 and 2012, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 4 to our consolidated financial statements for the year ended December 31, 2013, we have incurred accumulated operating losses of $3,258,597 that include a net loss of $176,040 for the year ended December 31, 2013. Our company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance we will be successful in its effort to secure additional equity financing. Our ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

We were organized in August 2005 and, as at December 31, 2013, we discontinued our business operations and incurred losses of $3,258,597. Our activities now consist of attempting to identify and consummate a business combination, acquisition, or similar transaction to sustain our business as a going concern and create shareholder value, however, there is no guarantee that we will be successful in this regard and no basis upon which to evaluate our prospects of success. What’s more, we will incur additional losses prior to entering into any future transaction and expect that our shareholders will suffer dilution as a result of any transaction. Furthermore, there can be no assurance that any future transaction or operations will be implemented successfully or that we will ever have revenues or profits. If we are unable to achieve revenues or to sustain our operations, we will be unable to continue as a going concern and our stockholders will likely lose their entire investments. In evaluating our business prospects, these factors should be considered.

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

The rights of our stockholders may be limited as two of three directors and officers reside outside the United States.

Although we are incorporated in Delaware, two of three of our directors and officers reside outside the United States (in Taiwan) and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for stockholders to bring an action against us or against these individuals in the United States in the event that stockholders believe that their rights have been infringed under applicable securities laws or otherwise. Even if stockholders are successful in bringing an action, the laws of Taiwan may render them unable to enforce a United States judgment against the assets of our directors and officers. In addition, a U.S. or foreign plaintiff may lack standing or otherwise be unable to bring a lawsuit in a Taiwanese court, including a case which is predicated upon U.S. securities laws.

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

Item 2.      Properties

Our business office is located at 102 North Avenue, Mt. Clemens, Michigan 48043. We pay a month to month lease payment for our office space of $200 a month. We do not anticipate that we will require any additional premises in the foreseeable future. Our telephone number is (586) 530-5605.

Item 3.      Legal Proceedings

In November 2012, our company’s prior president, chairman and director was subject to a lawsuit for marketing methods used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are frozen during the litigation period. As of December 31, 2013, restricted cash for this litigation is $491.

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2013	$1.00	$1.00
September 30, 2013	$1.00	$0.50
June 30, 2013	$1.01	$1.00
March 30, 2013	$1.01	$1.01
December 31, 2012	$2.90	$1.00
September 30, 2012	$2.90	$2.90
June 30, 2012	$2.90	$1.50
March 30, 2012	$2.90	$2.80
December 31, 2011	$2.90	$2.90
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219, Telephone: (718) 921-8200; Facsimile: (718) 236-2641, is the registrar and transfer agent for our common shares.

Holders

As of April 11, 2014, there were 10 holders of record of our common stock. As of such date, 53,668,778 shares of our common stock were issued and outstanding .

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 and 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

We anticipate that our expenses over the next 12 months will be approximately $200,000as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	$100,000
Product acquisition, testing and servicing costs	Nil
Marketing and advertising	Nil
Investor relations and capital raising	Nil
Management and operating costs	Nil
Salaries and consulting fees	55,000
General and administrative expenses	45,000
Total	$200,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $200,000to proceed with our business plan over, the next 12 months. As of December 31, 2013, we had $4,117 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Results of Operations for the Years ended December 31, 2013 and December 31, 2012

Our net loss for the year ended December 31, 2013, for the year ended December 31, 2012 are summarized as follows:

		Year ended December 31, 2013		Year ended December 31, 2012
Revenue	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil

Selling, general and administrative expenses		$176,062		$219,754
Other (income) expenses		$(22)		$7,162
Provision for income taxes	$	Nil	$	Nil
Loss (income) from discontinued operations	$	Nil		$781,111
Net income (loss)		$(176,040)		$(1,008,027)

Revenues

We have had no revenue for the years ended December 31, 2013 and 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 were $176,062 and $219,754, respectively, a decrease of $43,692 or approximately 19.88%. Our operating expenses for the year ended December 31, 2013 consisted of rent in the amount of $2,600, professional fees in the amount of $70,347, consulting expenses in the amount of $61,500, and other general and administration expenses of $41,615, compared to professional fees in the amount of $112,090, consulting expenses in the amount of $59,219, and other general and administration expenses of $48,445 for the year ended December 31, 2012.

Other Income (Expenses)

Other income for the year ended December 31, 2013 amounted to $22, as compared to other expenses of $7,162 for the year ended December 31, 2012. These expenses consist of interest on related party loans.

Provision for Income Tax

Income tax provision for the year ended December 31, 2013 was $Nil, compared to $Nil for the year ended December 31, 2012.

Net Income (Loss)

We had a net loss from operations of $176,040 for the year ended December, 31, 2013, compared to a net loss of $226,916 incurred in the year ended December 31, 2012. Our decrease in net loss in 2013 is attributable to effective management's strategy to cut unnecessary spending. Our net loss in 2013 included operating expenses relating to the operation of our business of $176,062 and interest income of $22.

Liquidity and Capital Resources

Working Capital

	At December 31, 2013	At December 31, 2012
Current assets	$6,381	$25,922
Current liabilities	233,528	76,935
Working capital (deficit)	$(227,147)	$(51,013)

As of December 31, 2013, our total assets were $26,270, total liabilities were $233,528, and shareholders’ deficit was $207,258, compared to $46,482, $76,935 and $30,453, respectively, as of December 31, 2012. Current assets at December 31, 2013 were $6,381, including cash and cash equivalents of $4,117, compared to current assets of $25,922, including cash and cash equivalents of $15,131 and amounts due from an officer and shareholder of $8,451, respectively, at December 31, 2012. Included in total assets as of December 31, 2013 are other assets from discontinued operations of $19,889, compared to $20,560 as of December 31, 2012.

As of December 31, 2013, total liabilities were $233,528, consisting of accounts payable of $27,274 and accrued expenses of $40,732, and amounts due to officer and shareholder of $165,522. As of December 31, 2012, total liabilities were $76,935, consisting of accounts payable of $31,103, accrued expenses of $45,832.

The increase in amounts due to officers and shareholders for the twelve months ending December 31, 2013 compared to December 31, 2012 resulted primarily from advances from officers and shareholders to support the operation expenses of our company.

Cash and cash equivalents as of December 31, 2013 decreased by $11,014 as compared to December 31, 2012.

Cash Flows

	Year Ended
	December 31,	December 31,
	2013	2012
Net cash provided by (used in) operating activities	$(184,969)	$(226,039)
Net cash provided by (used in) investing activities	Nil	$(24,972)
Net cash provided by (used in) financing activities	173,973	$(108,442)
Effect of exchange rate on cash	3	10,331
Net increase (decrease) in cash and cash equivalents	$(10,993)	$(349,176)

The net cash used in operating activities in the year ending December 31, 2013 was $184,969 compared to net cash used in operating activities of $226,039 in the year ended December 31, 2012. This decrease in cash used was due primarily to reduction in costs of operation which effectively lowered our use of cash.

Net cash used in investing activities in the year ended December 31, 2013 was $Nil, compared to $24,972 used in investing activities in the year ended December 31, 2012. The net decrease in cash from investing activities in 2013 resulted primarily from discontinued operations for the year ended December 31, 2012.

Net cash provided by financing activities in the year ended December 31, 2013 was $173,973, compared to $108,442 used in financing activities in the year ended December 31, 2012. The increase in cash provided by financing activities in 2013 resulted primarily from advances by officers and shareholder as working capital to support the operations of our company.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2013. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012. In October and November 2010 we completed an “offshore” private placement of 50,000,000 shares of our common stock at a price of $0.02 per share, which generated gross proceeds of approximately $1,000,000. In order for us to successfully engage in this or any business, we may need to raise additional capital. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

At December 31, 2013, our company had an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to our company) which our company has advanced to Mr. Chang for expenses to be incurred on behalf of our company.

Mr. Chang also provides various consulting and professional services to our company for which he is compensated. Consulting and professional expenses for Mr. Chang were $31,000 and $0 for years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the outstanding consulting fee payable to Mr. Chang was $28,000.

At December 31, 2013, our company has an outstanding payable of $2,924 to Parashar Patel (shareholder and chief executive officer, secretary and a director of our company) for expenses paid on behalf of our company by Mr. Patel as well as for certain unpaid consulting expenses compensation.

At December 31, 2013, our company has an outstanding payable of $9,978 to Chung-Hua Yang (former chief financial officer of our company) which Mr. Yang has advanced to our company as working capital.

At December 31, 2013, our company has an outstanding payable of $114,500 to Chih-Hung Cheng (a director and chairman of our company) which Mr. Cheng has advanced to our company as working capital.

At December 31, 2013, our company, through our discontinued Taiwan branch and subsidiary, has an outstanding receivable of $19,398 from UAN Power Corp, an affiliated company which the shareholders and the directors of our company have certain ownership.

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

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2013 and 2012 is as follows:

	For the Years Ended
	December 31, 2013		December 31, 2012

Numerator:
Net Income/(Loss) from continuing operation		$(176,040)	$(226,916)
Net income/(loss) from discontinued operation	$	Nil	$(781,111)
Denominator
Weighted average common shares outstanding – basic		53,672,708	53,672,708
Dilution associated with W and Z warrants		Nil	Nil
Weighted average common share outstanding – diluted		53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations		$(0.003)	$(0.004)
Discontinuing operations	$	Nil	$(0.015)
Diluted earnings (loss) per share
Continuing operations		$(0.003)	$(0.004)
Discontinuing operations	$	Nil	$(0.015)

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

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company has not incurred any advertising expense for the years ended December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the cumulative translation adjustments of $2,162, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2013 and 2012, other comprehensive income (loss) was ($765) and ($10,331) respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2012	29.02	29.58
December 31, 2013	30.00	29.70

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2013	7.75	7.76
December 31, 2012	7.75	7.76

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures

Our company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

Item 8.      Financial Statements and Supplementary Data

Our audited annual consolidated financial statements for the year ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UAN Cultural & Creative, Co., Ltd.

(A development stage company)

We have audited the accompanying consolidated balance sheets of UAN Cultural & Creative Co., Ltd. as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from December 1, 2012 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAN Cultural & Creative Co., Ltd. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from December 1, 2012 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to consolidated financial statements, the Company has incurred accumulated deficit of $3,258,597 as of December 31, 2013 that include a net loss of $176,040 for the year ended December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

April 10, 2014

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$4,117	$15,131
Due from officer & shareholder (Note 9)	—	8,451
Current assets from discontinued operations (Note 5)	2,264	2,340
Total current assets	6,381	25,922

Other assets from discontinued operations (Note 5)	19,889	20,560
Total assets	$26,270	$46,482

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$27,274	$31,103
Accrued expenses	40,732	45,832
Due to officer & shareholder (Note 9)	165,522	—
Current liabilities from discontinued operations (Note 5)	—	—
Total current liabilities	233,528	76,935

Other liabilities from discontinued operations (Note 5)	—	—
Total liabilities	233,528	76,935

Commitments & Contingencies (Note 7)	—	—

Stockholders' Deficit (Notes 2 and 8):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on December 31, 2013 and December 31, 2012.	5,367	5,367
Common stock, Class B, $.0001 par value,12,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,977,102)
Accumulated deficit under development stage	(281,495)	(105,455)
Accumulated other comprehensive loss	(2,162)	(1,397)
Total stockholders' deficit	(207,258)	(30,453)
Total liabilities and stockholders' deficit	$26,270	$46,482

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

			From Inception
	For the Year Ended		December 1, 2012 to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit (Loss)	—	—	—

Operating expenses:
Selling, general & administrative expenses	176,062	219,754	237,557
Total operating expenses	176,062	219,754	237,557

Loss from operations	(176,062)	(219,754)	(237,557)

Other income/(expenses)
Interest income/(expense), net	22	(7,162)	22
Total other income (expenses)	22	(7,162)	22

Loss before provision for income taxes	(176,040)	(226,916)	(237,535)

Provision for income taxes (Note 6)	—	—	—

Loss from continuing operations	(176,040)	(226,916)	(237,535)

Loss from discontinued operations, net of tax	—	(781,111)	(43,960)

Net Loss	$(176,040)	$(1,008,027)	$(281,495)

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708
Net Loss per share, basic
Continuing operations	$(0.003)	$(0.004)
Discontinued operations	$—	$(0.015)

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708
Net Loss per share, diluted
Continuing operations	$(0.003)	$(0.004)
Discontinued operations	$—	$(0.015)

Comprehensive Loss
Net loss	$(176,040)	$(1,008,027)
Foreign currency translation gain (loss)	(765)	10,331
Comprehensive loss	$(176,805)	$(997,696)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders Equity (Deficit)

								Accumulated	Accumulated
								deficit	Other
			Common Stock,		Additional		Accumulated	under	Comprehensive
			Class B		Paid-In	Treasury	Earnings	development	Income
	Shares	Amount	Shares	Amount	Capital	Stock	(deficit)	stage	(Loss)	Total
Balance, December 31, 2010	53,672,708	$5,367	—	$—	$3,078,134	$(30,000)	$(2,244,587)	$—	$—	$808,914

Retirement of treasury stock					$(30,000)	$30,000				—
Net income for the period							170,057			170,057
Foreign currency translation loss									(11,728)	(11,728)

Balance, December 31, 2011	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,074,530)	$—	$(11,728)	$967,243

Net loss for the period							$(902,572)	$(105,455)		(1,008,027)
Foreign currency translation loss									$10,331	10,331

Balance, December 31, 2012	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,977,102)	$(105,455)	$(1,397)	$(30,453)

Net loss for the period							—	(176,040)		(176,040)
Foreign currency translation loss									(765)	(765)

Balance, December 31, 2013	53,672,708	$5,367	—	$—	$3,048,134	$—	$(2,977,102)	$(281,495)	$(2,162)	$(207,258)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

			From Inception
	For the Year Ended		December 1, 2012 to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash Flows from Operating Activities
Net loss	$(176,040)	$(1,008,027)	$(281,495)
Less: Loss from discontinued operations	—	(781,111)	(43,960)
Loss from continuing operations	(176,040)	(226,916)	(237,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Increase in other current assets	—	—	5,802
Increase (Decrease) in accounts payable & accrued expenses	(8,929)	(68,273)	14,816
Net cash used in operating activities of continuing operations	(184,969)	(295,189)	(216,917)
Net cash provided by operating activities of discontinued operations	—	69,096	46,939
Net cash used in operating activities	(184,969)	(226,093)	(169,978)

Cash Flows from Investing Activities
Net cash used in investing activities of discontinued operations	—	(24,972)	(20,052)
Net cash used in investing activities	—	(24,972)	(20,052)

Cash Flows from Financing Activities
(Repayment)/Proceeds of advances from shareholders & officers	173,973	(75,698)	174,482
Net cash provided by (used in) financing activities of continuing operations	173,973	(75,698)	174,482
Net cash used in financing activities of discontinued operations	—	(32,744)	(7,224)
Net cash provided by (used in) financing activities	173,973	(108,442)	167,258

Effect of exchange rate change on cash	3	10,331	318

Net decrease in cash and cash equivalents	(10,993)	(349,176)	(22,454)

Cash and cash equivalents
Beginning of period	15,131	364,328	26,592
End of period	4,138	15,152	4,138
Less: cash and cash equivalents of discontinued operations at end of year	21	21	21
Cash and cash equivalents of continuing operations at end of year	$4,117	$15,131	$4,117

Supplemental disclosure of cash flow information:
Interest paid	$—	$27,317	$—
Income taxes paid	$—	$—	$—

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2013 and 2012 as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012

Numerator:
Net Income/(Loss) from continuing operation	$(176,040)	$(226,916)
Net income/(loss) from discontinued operation	$—	$(781,111)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.003)	$(0.004)
Discontinuing operations	$—	$(0.015)
Diluted earnings (loss) per share
Continuing operations	$(0.003)	$(0.004)
Discontinuing operations	$—	$(0.015)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the years ended 2013 and 2012, respectively.

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

At December 31, 2013, the cumulative translation adjustments of $(2,162), were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $(765) and $10,331 the years ended December 31, 2013 and 2012, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2013	30.00	29.70
December 31, 2012	29.02	29.58

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
December 31, 2013	7.75	7.76
December 31, 2012	7.75	7.76

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

NOTE 4 — GOING CONCERN

As of December 31, 2013, the Company had incurred accumulated losses of $3,258,597 that include a net loss of $176,040 for the year ended December 31, 2013, respectively. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

The Company recognized $0 loss on the disposition of discontinued operations.

Summarized financial information for discontinued operations is as follow:

	For the Year Ended
	December 31, 2013	December 31, 2012
Discontinued Operations
Revenues, net	$—	$767,952

Loss from operations of discontinued components	$—	$(769,740)
Benefit (provision) for income taxes	—
Loss from operations of discontinued components, net of tax	$—	$(769,740)

Disposal
Loss on disposal in discontinued components	$—	$(11,371)
Benefit (provision) for income taxes	—	—
Loss on disposal in discontinued components, net of tax	$—	$(11,371)

Loss from discontinued operations, net of tax	$—	$(781,111)

	December 31, 2013	December 31, 2012
Assets
Cash and equivalents	$21	$21
Accounts receivables, net	—	—
Inventories	—	—
Other current assets	2,243	2,319
Restricted cash	491	508
Fixed assets, net	—	—
Due from affiliated companies	19,398	20,052
Other assets	—	—
Total assets of discontinued operations	$22,153	$22,900

Liabilities
Accounts payables and accrued expenses	$—	$—
Notes payable	—	—
Advances from related parties	—	—
Other current liabilities	—	—
Long term notes payable	—	—
Total liabilities of discontinued operations	$—	$—

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

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.3 million at December 31, 2013, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at December 31, 2013. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $3.2 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at December 31, 2013.

Income/(Loss) before Income Taxes  from continuing operations for the years ended December 31, 2013 and 2012 were as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012
United States	$(175,172)	$(226,788)
Hong Kong	(868)	(128)
Total Income (Loss) before Tax	$(176,039)	$(226,916)

Provisions for Income from continuing operations for the years ended December 31, 2013 and 2012 were as follows:

For the Year Ended
	December 31, 2013	December 31, 2012
United States	$—	$—
Hong Kong	—	—
Total Tax Expense	$—	$—

Reconciliations of statutory rates to effective tax rates from continuing operations for the years ended December 31, 2013 and 2012 were as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012
US Federal Statutory Tax Rate	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%
Foreign Tax Credit	0.0%	0.0%
Tax Exemption Allowance	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%

NOTE 7—COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan State for $200 a month starting December 2012. The rent expense for the year ended December 31, 2013 were $2,600, respectively.

Litigation

In November 2012, the Company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, the Company’s bank accounts in Taiwan are accordingly frozen during the litigation period. As of December 31, 2013, restricted cash for this litigation is $491.

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

NOTE 9—RELATED PARTY TRANSACTIONS

At December 31, 2013, the Company has an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang for expenses to be incurred on behalf of the Company.

Mr. Chang also provides various consulting and professional services to the Company for which he is compensated. Consulting and professional expense for Mr. Chang were $31,000 and $0 for year ended December 31, 2013 and 2012, respectively. At December 31, 2013, the outstanding consulting fee payable to Mr. Chang was $28,000.

At December 31, 2013, the Company has an outstanding payable of $2,924 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company and certain unpaid consulting expenses compensation.

At December 31, 2013, the Company has an outstanding payable of $9,978 to Chung-Hua Yang (former CFO of the Company) for which Mr. Yang has advanced to the Company as working capital.

At December 31, 2013, the Company has an outstanding payable of $114,500 to Chih-Hung Cheng (Director of the Company) for which Mr. Cheng has advanced to the Company as working capital.

At December 31, 2013, the Company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $19,398 from UAN Power Corp, an affiliated company which the shareholders and the directors of the Company have certain ownership.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at December 31, 2013.

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.

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

Management has conducted, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2013, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Item 9B.   Other Information

Effective June 1, 2013, Tzu-Yung Hsu resigned as a director of our company and Wan-Fang Liu resigned as chairman of the board. Subsequently on June 1, 2013, we appointed Tsung-Ming Chang to our board of directors and appointed Chih-Hung Cheng as chairman of our company.

Effective November 18, 2013, Chung Hua Yang resigned as chief financial officer of our company.

Effective November 28, 2013, we appointed Yun-Mi Han as chief financial officer of our company.

Effective November 29, 2013, Syuan-Jhu Lin and Tsung-Ming Chang resigned as directors of our company.

Effective December 23, 2013, we appointed Dr. Hans C. Justice Chang as chief operating officer of our company.

The resignations of the above individuals were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wan-Fang Liu	President and Director	47	June 30, 2010
Parashar Patel	Chief Executive Officer, Secretary and Director	60	June 30, 2010
Yun-Mi Han	Chief Financial Officer		November 28, 2013
Chih-Hung Cheng	Chairman and Director	42	June 1, 2013
Hans C. Justice Chang	Chief Operating Officer		December 23, 2013

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

Yun-Mi Han – Chief Financial Officer

Yun-Mi Han has been our chief financial officer since November 28, 2013. Yun-Mi Han has served as financial manager of our company since 2010 with respect to our company’s previous art gallery business, where he was responsible for the support of artists and management and delivery of artwork in Taiwan.

Yun-Mi Han also was responsible for the purchase of patented product from professional industry teams and developed a department for obtaining a patented organic farm and method of planting techniques for the manufacture of nutrition bars at UAN Cultural & Creative Co., Ltd.

From 2008 to 2010, Mr. Han served as financial manager of UAN Power Corp. in Taiwan, a company presently engaged in the search and evaluation of available opportunities by effecting mergers, capital stock exchanges, asset acquisitions or other similar business combinations with an operating business.

From 2007 to 2008, Yun-Mi Han served as accounting manager of Dongxin Fishing in China, a Korean company. Dongxin Fishing is a privately held $200 million fishing sales and manufacturing company.

Chih-Hung Cheng – Chairman of the Board and Director

Mr. Chih-Hung Cheng has acted as chairman and as a director of our company since June 1, 2013. Mr. Cheng served in one of the biggest domestic insurance companies, Shin Kong Life, for over 10 years. Mr. Cheng's responsibility in this company was as Sales Manager, where his contributions lead to the increase the company’s sales volume. In 1992, Mr. Cheng joined a security company, Gen In Security as Vice President of sales where he managed the sales and marketing department. Mr. Cheng graduated from Kainan Technology College, a science and technology college in Taiwan, in 1991.

Mr. Cheng is a creative and original thinker. He has native intelligence, great curiosity about people and ideas, and plenty of common sense that he has applied to solving many problems at company. In addition, he has demonstrated excellent powers of observation, and an ability to communicate and suggest change in effective but non-threatening ways. Mr. Cheng lead the sales team with great motivation, aggressiveness and efficiency. We believe the new challenge of appointment will be very rewarding for company. Mr. Cheng's broad experience in leading large organizations and his ability to meet objectives in transparent ways qualifies him to be a welcome chairman for the company.

Dr. Hans C. Justice Chang – Chief Operating Officer

Dr. Hans C. Justice Chang has acted as our chief operating officer since December 23, 2013. Dr. Chang, earned his Master’s Degree at the Institute of Business Administration at Oklahoma City University and a Doctoral Degree in Higher Education Administration from Drake University of Iowa in August 1995. Dr. Chang was also a Visiting Scholar of Denver University of Colorado of USA in summer of 1996.

Dr. Chang has over 26 years of senior leadership experience and extensive knowledge both academically and internationally in corporate finance, administration management and commercial banking for medium to large enterprises of American, Canadian, Japanese and Taiwan corporations.

Since January 2002, Dr. Chang has worked with Ezybonds International Ltd., a Global E-Payment System of England UK., as the Executive Director in charge of structured business strategy and Asian Markets.

Previously, Dr. Chang’s work experience included lecturer of Chihlee Institute of Technology: 1987/90, President of Light-Force International Corporation of Japan: 1986/91, General Manager in Taiwan of Nato International Corporation of Canada: 1991/93, General Manager of International Commercial Bank of China in South Africa, 1986/91, Professor of Information Management Department of Nan Hau University: 1996/98, Fellowship of the British Institute of Management of U.K.: 1996/13, General Manager in Taiwan of Amkey Corporation of USA: 1999/04, Chairman of Taiwan Stock Research & Development Association 1989/91, President of Oxford Consultants Corporation: 2001-2013, General Manager in Taiwan of Chief Advisor of Essential Youths Corp. USA: 2004/07, Chairman of Taiwan Consumers Association: 2008-2011, President of Asia-Region of Tien-Shing E-Commerce Corporation: 2009/11, and CEO of Concordia International Foundation of USA.(CIF): 2013.

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
40

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chih-Hung Cheng(1)	1	1	1(2)
Hans C. Justice Chang(1)	1	1	1(2)

(1)	the insider was late filing a Form 3, Initial Statement of Beneficial Ownership.
(2)	the insider has been unable to file a Form 3, Initial Statement of Beneficial Ownership due to difficulties in getting the Form 3 notarized in Asia. The Form 3 will be filed as soon as notarization has been completed.

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
41

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the General Corporation Law of the State of Delaware and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2013 our only standing committee of the board of directors was our audit committee which is comprised of our entire board of directors.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the fiscal year ended December 31, 2013, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wan-Fang Liu(1) President and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Parashar Patel (2) Chief Executive Officer, Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,500 54,000	30,500 54,000
Yun-Mi Han(3) Chief Financial Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Chung Hua Yang(4) Former Chief Financial Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Chen-Te Yen(5) Former President, Chairman and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Ms. Wan-Fang Liu has been a director of our company since June 30, 2010 and was appointed as president and chairman on December 1, 2012.
(2)	Mr. Parashar Patel has served as our chief executive officer, secretary and director since June 30, 2010.
(3)	Mr. Yun-Mi Han has served as our chief financial officer since November 28, 2013
(4)	Mr. Chung Hua Yang resigned as our chief financial officer on November 18, 2013.
(5)	Mr. David Chen-Te Yen resigned as president, chairman and director on December 1, 2012.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

Parashar Patel, our chief executive officer and president provides his services to our company on a month to month consulting basis in consideration of a flat monthly fee of $2,500 per month. With the exception of Mr. Patel, we have no active agreements or arrangements with any our officers regarding the provision of their services to our company. All such services are provided on an as needed basis and without provision for compensation.

Compensation of Directors

Our directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2013. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

At December 31, 2013, our company has an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to our company) which our company has advanced to Mr. Chang for expenses to be incurred on behalf of our company.

Mr. Chang also provides various consulting and professional services to our company for which he is compensated. Consulting and professional expenses for Mr. Chang were $31,000 and $0 for years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the outstanding consulting fee payable to Mr. Chang was $28,000.

At December 31, 2013, our company has an outstanding payable of $2,924 to Parashar Patel (shareholder and chief executive officer, secretary and a director of our company) for expenses paid on behalf of our company by Mr. Patel as well as for certain unpaid consulting expenses compensation.

At December 31, 2013, our company has an outstanding payable of $9,978 to Chung-Hua Yang (former chief financial officer of our company) which Mr. Yang has advanced to our company as working capital.

At December 31, 2013, our company has an outstanding payable of $114,500 to Chih-Hung Cheng (a director and chairman of our company) which Mr. Cheng has advanced to our company as working capital.

At December 31, 2013, the Company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $19,398 from UAN Power Corp, an affiliated company which the shareholders and the directors of the Company have certain ownership.

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

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect for the fiscal years ended December 31, 2013 or 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wan-Fang Liu (2) 102 North Ave. Mt. Clemens, Michigan 48043	1,650,000 Common Shares	3.1%
Parashar Patel (3) 102 North Ave. Mt. Clemens, Michigan 48043	100,000 Common Shares	*
Yun-Mi Han (4) 102 North Ave. Mt. Clemens, Michigan 48043	Nil Common Shares	Nil
Chih-Hung Cheng (5) 102 North Ave. Mt Clemens, Michigan 48043	Nil Common Shares	Nil
Hans C. Justice Chang(6) 102 North Ave. Mt. Clemens, Michigan 48043	Nil Common Shares	Nil
Directors and Executive Officers as a Group	1,750,000 Common Shares	3.3%

* Less than 1 percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 11, 2014. As of April 11, 2014, there were 53,668,778 shares of our company’s common stock issued and outstanding.
(2)	Wan-Fang Liu is the president and a director of our company.
(3)	Parashar Patel is the chief executive officer, secretary and a director of our company.
(4)	Yun-Mi Han is chief financial officer of our company.
(5)	Chih-Hung Cheng is chairman and a director of our company.
(6)	Hans C. Justice Chang is chief operating officer of our company.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid at December 31, 2013. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012. At December 31, 2013, our company has an outstanding payable of $10,119 to Mr. Chang (shareholder and consultant to our company) for which our company has advanced to Mr. Chang for expenses reimbursements.

At December 31, 2013, our company has an outstanding payable of $2,924 to Parashar Patel (shareholder and chief executive officer, secretary and a director of our company) for which Mr. Patel has paid expenses on behalf of our company. These advances are due upon demand and are non-interest bearing.

Each member of our board of directors (of whom, Mr. Patel is also an executive officer of our company) acquired shares or our common stock in our 2010 private placement, as follows: (i) David Chen-Te Yen, our former president, chairman and director, acquired 20,000,000 shares for $400,000; (ii) Parashar Patel, our chief executive officer, secretary and director, acquired 100,000 shares for $2,000; and (iii) Syuan-Jhu Lin, our former director, Wan-Fang Liu, our president and director, and Tzu Yung Hsu, our former director, acquired 1,500,000 shares each, for $30,000 from each director.

At December 31, 2013, our company has an outstanding payable of $9,978 to Chung-Hua Yang (former chief financial officer of our company) which Mr. Yang has advanced to our company as working capital.

At December 31, 2013, our company has an outstanding payable of $114,500 to Chih-Hung Cheng (chairman and a director of our company) which Mr. Cheng has advanced to our company as working capital.

At December 31, 2013, our company, through its discontinued Taiwan branch and subsidiary, has an outstanding receivable of $19,398 from UAN Power Corp, an affiliated company which the shareholders and the directors of our company have certain ownership.

With the exception of Parashar Patel, who received compensation for his services as our chief executive officer to our company, we did not pay compensation to any of our directors during fiscal 2013.

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

Our board of directors consists of two directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, none of our directors would be considered independent as they also serve as either executive officers or employees of our company. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2013 and December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013 $	December 31, 2012 $
Audit Fees	30,000	30,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	30,000	30,000

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

(1)	approved by our audit committee (which consists of our entire board of directors); or
(2)	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Security holders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
48

Exhibit Number	Description
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.11	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: April 15, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: April 15, 2014	By:	/s/ Yun-Mi Han
Yun-Mi Han
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: April 15, 2014	By:	/s/ Wan-Fang Liu
Wan-Fang Liu
President and Director

Dated: April 15, 2014	By:	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Chairman and Director