Form 10-K/A
period 2012-12-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2014-05-09
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Amendment No. 3 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K) filed with the Securities and Exchange Commission on May 16, 2012 (the “Original Filing Date”)and amended on January 15, 2014 and April 8, 2014, to include revised certifications required by Item 601(b)(31) of Regulation S-K which incorrectly identified the chief financial officer of our company. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 3 and are included as Exhibits 31.1, 31.2, 32.1, and 32.2 hereto.

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
49

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
50

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

*    Filed herewith.

**  Incorporated by reference to our Annual Report on Form 10-K filed on May 16, 2013.

51

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: May 9, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 9, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 9, 2014	By:	/s/ Wan-Fang Liu
Wan-Fang Liu
President, Chairman and Director

Dated: May 9, 2014	By:	/s/ Syuan-Jhu Lin
Syuan-Jhu Lin
Director

Dated: May 9, 2014	By:	/s/ Tzu-Yung Hsu
Tzu-Yung Hsu
Director

Dated: May 9, 2014	By:	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director and Chairman

52