Form 10-Q
period 2014-03-31
UAN CULTURAL & CREATIVE CO., LTD.
filed 2014-05-20
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-51693
UAN Cultural & Creative Co., Ltd.
(Exact name of registrant as specified in its charter)
Delaware				20-3303304
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
102 North Avenue, Mt. Clemens, Michigan				48043
(Address of principal executive offices)				(Zip Code)
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
53,668,778 common shares issued and outstanding as of May 15, 2014.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$600	$4,117
Current assets from discontinued operations (Note 4)	—	2,264
Total current assets	600	6,381

Other assets from discontinued operations (Note 4)	—	19,889
Total assets	$600	$26,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$26,501	$27,274
Accrued expenses	35,832	40,732
Due to officer & shareholder (Note 8)	201,842	165,522
Current liabilities from discontinued operations (Note 4)	—	—
Total current liabilities	264,175	233,528

Other liabilities from discontinued operations (Note 4)	—	—
Total liabilities	264,175	233,528

Commitments & Contingencies (Note 6)	—	—

Stockholders' Deficit (Note 7):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on March 31, 2014 and December 31, 2013	5,367	5,367
Common stock, Class B, $.0001 par value, 12,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,977,102)
Accumulated deficit under development stage	(354,824)	(281,495)
Accumulated other comprehensive income (loss)	14,850	(2,162)
Total stockholders' deficit	(263,575)	(207,258)
Total liabilities and stockholders' deficit	$600	$26,270

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive (Loss)

(Unaudited)

			From Inception
	For the Three Months Ended		December 1, 2012 to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating expenses:
Selling, general & administrative expenses	34,165	29,683	271,722
Total operating expenses	34,165	29,683	271,722

Loss from operations	(34,165)	(29,683)	(271,722)

Other income/(expenses)
Interest income, net		20	22
Total other income		20	22

Loss from continuing operations before provision for income taxes	(34,165)	(29,663)	(271,700)

Provision for income taxes (Note 5)	—	—	—

Loss from continuing operations	(34,165)	(29,663)	(271,700)

Loss from discontinued operations, net of tax	(34,164)	—	(83,124)

Net Loss	$(73,329)	$(29,663)	$(354,824)

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708
Net Loss per share, basic
Continuing operations	$(0.001)	$(0.001)
Discontinued operations	$(0.001)	$—

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708
Net Loss per share, diluted
Continuing operations	$(0.001)	$(0.001)
Discontinued operations	$(0.001)	$—

Comprehensive Loss
Net loss	$(73,329)	$(29,663)
Foreign currency translation gain (loss)	17,012	(48)
Comprehensive loss	$(55,317)	$(29,711)

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			From
	For the Three Months Ended		December 1, 2012 to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows from Operating Activities
Net loss	$(73,329)	$(29,663)	$(354,824)
Less: Loss from discontinued operations	(39,164)	—	(83,124)
Loss from continuing operations	(34,165)	(29,663)	(271,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in other current assets	—	—	5,802
Increase (Decrease) in accounts payable & accrued expenses	(5,673)	15,271	9,143
Net cash used in operating activities of continuing operations	(39,838)	(14,392)	(256,755)
Net cash provided by (used in) operating activities of discontinued operations	(17,080)	57,785	29,880
Net cash provided by (used in) operating activities	(56,918)	43,393	(226,875)

Cash Flows from Investing Activities
Net cash provided by investing activities of continuing operations	—	—	—
Net cash used in investing activities of discontinued operations	—	(24,972)	(20,052)
Net cash used in investing activities	—	(24,972)	(20,052)

Cash Flows from Financing Activities
(Repayment)/Proceeds of advances from shareholders & officers	36,320	9,067	210,802
Net cash provided by financing activities of continuing operations	36,320	9,067	210,802
Net cash used in financing activities of discontinued operations	—	(32,744)	(7,224)
Net cash provided by (used in) financing activities	36,320	(23,677)	203,578

Effect of exchange rate change on cash	17,081	(48)	17,378

Net decrease in cash and cash equivalents	(3,517)	(5,304)	(25,971)

Cash and cash equivalents
Beginning of period	4,117	15,131	26,592
End of period	600	9,827	621
Less: cash and cash equivalents of discontinued operations at end of year		21	21
Cash and cash equivalents of continuing operations at end of year	$600	$9,806	$600

Supplemental disclosure of cash flow information:
Interest paid	$—	$27,317	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

UAN CULTURAL & CREATIVE CO., LTD. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

UAN Cultural & Creative Co., Ltd. (formerly named Good Harbor Partners Acquisition Corp.) (“UAN CCC”) was incorporated in Delaware on August 10, 2005.

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

On February 14, 2012, UAN CCC, through its director, established UAN Cultural and Creative Company Limited (“UAN HK”) in Hong Kong to take advantage of tax benefits.

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

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed on April 15, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

DISCONTINUED OPERATIONS

On December 1, 2012, the Company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 4 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013 as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Numerator:
Net Income/(Loss) from continuing operation	$(34,165)	$(29,663)
Net income/(loss) from discontinued operation	$(39,164)	$—
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$(0.001)	$—
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$(0.001)	$—

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three months ended March 31, 2014 and 2013.

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

At March 31, 2014, the cumulative translation adjustments of $14,850, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $17,012 and $(48) for the three months ended March 31, 2014 and 2013, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2014	30.44	30.32
December 31, 2013	30.00	29.70
March 31, 2013	29.08	29.48

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2014	7.76	7.76
December 31, 2013	7.75	7.76
March 31, 2013	7.76	7.76

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. The ASU is effective prospectively beginning January 1, 2015. Early adoption is, however, permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of a disposal as described above.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE 3 — GOING CONCERN

As of March 31, 2014, the Company had incurred accumulated losses of $3,331,926 that include a net loss of $73,329 for the three months ended March 31, 2014, respectively. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

NOTE 4 — DISCONTINUED OPERATIONS

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

The Company recognized $39,164 loss on the impairment of discontinued operations for the three months ended March 31, 2014,

Summarized financial information for discontinued operations is as follows:

	March 31, 2014	December 31, 2013
Assets
Cash and equivalents	$—	$21
Accounts receivables, net	—	—
Inventories	—	—
Other current assets	—	2,243
Restricted cash		491
Fixed assets, net	—	—
Due from affiliated companies	—	19,398
Other assets	—	—
Total assets of discontinued operations	$—	$22,153

Liabilities
Accounts payables and accrued expenses	$—	$—
Notes payable	—	—
Advances from related parties	—	—
Other current liabilities	—	—
Long term notes payable	—	—
Total liabilities of discontinued operations	$—	$—

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Discontinued Operations
Revenues, net	$—	$—

Loss from operations of discontinued components	$(39,164)	$—
Benefit (provision) for income taxes	—
Loss from operations of discontinued components, net of tax	$(39,164)	$—

Disposal
Loss on disposal in discontinued components	$—	$—
Benefit (provision) for income taxes	—	—
Loss on disposal in discontinued components, net of tax	$—	$—

Loss from discontinued operations, net of tax	$(39,164)	$—

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

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.3 million at March 31, 2014, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at March 31, 2014. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the abovse noted NOL in the amount of approximately $3.2 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at March 31, 2014.

Income/(Loss) before Income Taxes from continuing operations for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
United States	$(34,165)	$(29,624)
Hong Kong	—	(39)
Total Income (Loss) before Tax	$(34,165)	$(29,663)

Provisions for Income from continuing operations for the three months ended March 31, 2014 and 2013 were as follows:

For the Three Months Ended
	March 31, 2014	March 31, 2013
United States	$—	$—
Hong Kong	—	—
Total Tax Expense	$—	$—

Reconciliations of statutory rates to effective tax rates from continuing operations for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
US Federal Statutory Tax Rate	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%
Foreign Tax Credit	0.0%	0.0%
Tax Exemption Allowance	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%

NOTE 6 — COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan State for $200 a month starting December 2012. The rent expense for the three months ended March 31, 2014 were $600, respectively.

Litigation

In November 2012, the Company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, the Company’s bank accounts in Taiwan are accordingly frozen during the litigation period. The amount of $21 held in the bank was written off for the three months ended March 31, 2014.

NOTE 7 — CAPITAL STOCK

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

NOTE 8 — RELATED PARTY TRANSACTIONS

At March 31, 2014, the Company has an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang for expenses to be incurred on behalf of the Company.

Mr. Chang also provides various consulting and professional services to the Company for which he is compensated. Consulting and professional expense for Mr. Chang were $7,500 and $7,500 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the outstanding consulting fee payable to Mr. Chang was $35,500.

At March 31, 2014, the Company has an outstanding payable of $2,845 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company and certain unpaid consulting expenses compensation.

At March 31, 2014, the Company has an outstanding payable of $9,978 to Chung-Hua Yang (former CFO of the Company) for which Mr. Yang has advanced to the Company as working capital.

At March 31, 2014, the Company has an outstanding payable of $114,500 to Chih-Hung Cheng (former Director of the Company) for which Mr. Cheng has advanced to the Company as working capital.

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at March 31, 2014.

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

On December 1, 2012, our board of directors decided to abandon our art gallery business in Taiwan as it was not able to generate sufficient revenue or financing interest to merit continuation. Consequently, we discontinued the operations of our subsidiary, UAN Yeh, and we became a development stage company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

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

Results of Operations

Three Months Ended March 31, 2014 and March 31, 2013.

		Three Months Ended March 31,
		2014		2013
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$34,165		$29,683
Total Other (Income) / Expense	$	Nil		$(20)
Loss from discontinued operations, net of tax		$39,164	$	Nil
Net Income (Loss)		$73,329		$(29,663)

Revenues

We discontinued our art gallery business on December 1, 2012 and did not recognize any revenues from operations.

Operating Expenses

Our operating expenses for the three months ended March 31, 2014 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $34,165 during the three months ended March 31, 2014 compared to $29,683 during the same period in 2013. Our company reduced its spending in legal and travel fees in search of new business venture.

Other Income/(Expenses)

We earned nominal income of $0 from interest during the three months ended March 31, 2014 compared to $20 of interest income during the three month ended March 31, 2013. The decrease in income during the first quarter of fiscal 2014 resulted primarily from lower cash balance in the bank.

Provision for Income Tax

To date we have made no provisions for income tax. Our company has certain deferred tax asset such as net operating loss carryover and foreign tax credit to offset future income.

Net Income (Loss)

We had a net loss of $73,329 for the three months ended March 31, 2014, compared to our net loss of $29,663 incurred in the three months ended March 31, 2013. Our net loss of $34,165was attributable to selling, general and administrative expenses incurred for the three months ended March 31, 2014. Our net loss of $29,683 was attributable to selling, general and administrative expenses, and $20 of interest expense incurred for the three months ended March 31, 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	December 31,
	2014	2013
Current Assets	$600	$6,381
Current Liabilities	$264,175	$233,528
Working Capital (Deficit)	$(263,575)	$(227,147)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Net Cash provided by (used in) Operating Activities	$(56,918)	$43,393
Net Cash used in Investing Activities	$ Nil	$(24,972)
Net Cash provided by (used in) Financing Activities	$36,320	$(23,677)

As of March 31, 2014 we had total assets of $600, total liabilities of $264,175, and shareholders’ deficit of $263,575, compared to total assets of $26,270, total liabilities of $233,528 and shareholders’ deficit of $207,258 as of December 31, 2013. Our current assets as at March 31, 2014 were $600, including cash and cash equivalents of $ 600. As at December 31, 2013 we had current assets of $6,381 including cash and cash equivalents of $4,117 and current assets from discontinued operations of $2,264.

Cash and cash equivalents as of March 31, 2014 decreased by $3,517 from December 31, 2013. Our working capital deficit was $263,575 as at March 31, 2014 compared to a working capital deficit of $227,147 as at December 31, 2013.

Net cash used in our operating activities during the three months ended March 31, 2014 was $56,918, as compared to net cash provided by operating activities of $43,393 for the three months ended March 31, 2013.

Net cash provided by financing activities in the three months ended March 31, 2014 was $36,320, compared to $23,677 used in financing activities in the three months ended March 31, 2013. The net increase in cash provided by financing activities in 2014 resulted primarily from proceeds of advances from shareholders and officers.

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in our company’s Form 10-K filed on April 15, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013 as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Numerator:
Net Income/(Loss) from continuing operation	$(34,165)	$(29,663)
Net income/(loss) from discontinued operation	$(39,164)	$—
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708
Dilution associated with W and Z warrants		—
Weighted average common share outstanding – diluted	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$(0.001)	$—
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinuing operations	$(0.001)	$—

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

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company has not incurred any advertising expense for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014, the cumulative translation adjustments of $14,850, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $17,012 and $(48) for three months ended March 31, 2014 and 2013, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2014	30.44	30.32
December 31, 2013	30.00	29.70
March 31, 2013	29.08	29.48

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
March 31, 2014	7.76	7.76
December 31, 2013	7.75	7.76

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Our company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2012, our company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are frozen during the litigation period . As of March 31, 2014, the litigation is still on going.

Item 1A.  Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Security holders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.11	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company
25

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.

Dated: May 20, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Yun-Mi Han
Yun-Mi Han
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

