Form 10-Q
period 2014-06-30
UAN CULTURAL & CREATIVE CO., LTD.
filed 2014-09-03
CIK 1337009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☑ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,668,778 common shares issued and outstanding as of August 18, 2014.

 PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,257	$4,117
Current assets from discontinued operations (Note 4)	—	2,264
Total current assets	2,257	6,381

Other assets from discontinued operations (Note 4)	—	19,889
Total assets	$2,257	$26,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,215	$27,274
Accrued expenses	19,332	40,732
Due to officer & shareholder (Note 8)	245,593	165,522
Current liabilities from discontinued operations (Note 4)	—	—
Total current liabilities	294,140	233,528

Other liabilities from discontinued operations (Note 4)	—	—
Total liabilities	294,140	233,528

Commitments & Contingencies (Note 6)	—	—

Stockholders' Deficit (Notes 7):
Preferred stock, $.0001 par value, 5,000 shares authorized, 0 shares issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 53,672,708 shares issued and outstanding on June30, 2014 and December 31, 2013.	5,367	5,367
Common stock, Class B, $.0001 par value, 12,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in-capital	3,048,134	3,048,134
Accumulated deficit	(2,977,102)	(2,977,102)
Accumulated deficit under development stage	(383,158)	(281,495)
Accumulated other comprehensive income (loss)	14,876	(2,162)
Total stockholders' deficit	(291,883)	(207,258)
Total liabilities and stockholders' deficit	$2,257	$26,270

See accompanying notes to financial statements.

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		December 1, 2012 to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating expenses:
Selling, general & administrative expenses	28,307	43,877	62,472	73,560	300,029
Total operating expenses	28,307	43,877	62,472	73,560	300,029

Loss from operations	(28,307)	(43,877)	(62,472)	(73,560)	(300,029)

Other income
Interest income, net	—	1	—	21	22
Total other income	—	1	—	21	22

Loss from continuing operations before provision for income taxes	(28,307)	(43,876)	(62,472)	(73,539)	(300,007)

Provision for income taxes (Note 5)	—	—	—	—	—

Loss from continuing operations	(28,307)	(43,876)	(62,472)	(73,539)	(300,007)

Loss from discontinued operations, net of tax	(27)	—	(39,191)	—	(83,151)

Net Loss	$(28,334)	$(43,876)	$(101,663)	$(73,539)	$(383,158)

Weighted average number of common shares outstanding, basic	53,672,708	53,672,708	53,672,708	53,672,708
Net Loss per share, basic
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.001)
Discontinued operations	$(0.000)	$—	$(0.001)	$—

Weighted average number of common shares outstanding, diluted	53,672,708	53,672,708	53,672,708	53,672,708
Net Loss per share, diluted
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.001)
Discontinued operations	$(0.000)	$—	$(0.001)	$—

Comprehensive Loss
Net loss	$(28,334)	$(43,876)	$(101,663)	$(73,539)
Foreign currency translation gain (loss)	26	(667)	17,038	(715)
Comprehensive loss	$(28,308)	$(44,543)	$(84,625)	$(74,254)

UAN Cultural & Creative Co., Ltd. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			From
	For the Six Months Ended		December 1, 2012 to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash Flows from Operating Activities
Net loss	$(101,663)	$(73,539)	$(383,158)
Less: Loss from discontinued operations	(39,191)	—	(83,151)
Loss from continuing operations	(62,472)	(73,539)	(300,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in other current assets	—	—	5,802
Increase (Decrease) in accounts payable & accrued expenses	(19,459)	(23,650)	(4,643)
Net cash used in operating activities of continuing operations	(81,931)	(97,189)	(298,848)
Net cash provided by (used in) operating activities of discontinued operations	(17,107)	—	29,853
Net cash used in operating activities	(99,038)	(97,189)	(268,995)

Cash Flows from Investing Activities
Net cash provided by investing activities of continuing operations	—	—	—
Net cash used in investing activities of discontinued operations	—	—	(20,052)
Net cash used in investing activities	—	—	(20,052)

Cash Flows from Financing Activities
(Repayment)/Proceeds of advances from shareholders & officers	80,071	86,248	254,553
Net cash provided by financing activities of continuing operations	80,071	86,248	254,553
Net cash used in financing activities of discontinued operations	—	—	(7,224)
Net cash provided by financing activities	80,071	86,248	247,329

Effect of exchange rate change on cash	17,107	2	17,404

Net decrease in cash and cash equivalents	(1,860)	(10,939)	(24,314)

Cash and cash equivalents
Beginning of period	4,117	15,131	26,592
End of period	2,257	4,192	2,278
Less: cash and cash equivalents of discontinued operations at end of year		21	21
Cash and cash equivalents of continuing operations at end of year	$2,257	$4,171	$2,257

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2014 and 2013 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Numerator:
Net Income/(Loss) from continuing operation	$(28,307)	$(43,876)	$(62,472)	$(73,539)
Net income/(loss) from discontinued operation	$(27)	$—	$(39,191)	$—
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.001)
Discontinuing operations	$(0.000)	$—	$(0.001)	$—
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.001)
Discontinuing operations	$(0.000)	$—	$(0.001)	$—

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The Company has not incurred any advertising expense for the three and six months ended June 31, 2014 and 2013.

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

At June 30, 2014, the cumulative translation adjustments of $14,876, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $26 and $(667) for the three months ended; $17,038 and $(715) for the six months ended June 30, 2014 and 2013, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2014	29.86	30.12
December 31, 2013	30.00	29.70
June 30, 2013	29.93	29.48

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2014	7.75	7.75
December 31, 2013	7.75	7.76
June 30, 2013	7.76	7.76

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

NOTE 3 — GOING CONCERN

As of June 30, 2014, the Company had incurred accumulated losses of $3,360,260 that include a net loss of $28,334 and $101,663 for the three and six months ended June30, 2014, respectively. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance the Company will be successful in its effort to secure additional equity financing. The Company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

The Company recognized $39,191 loss on the impairment of discontinued operations for the six months ended June 30, 2014,

Summarized financial information for discontinued operations is as follow:

	June 30, 2014	December 31, 2013
Assets
Cash and equivalents	$—	$21
Accounts receivables, net	—	—
Inventories	—	—
Other current assets	—	2,243
Restricted cash		491
Fixed assets, net	—	—
Due from affiliated companies	—	19,398
Other assets	—	—
Total assets of discontinued operations	$—	$22,153

Liabilities
Accounts payables and accrued expenses	$—	$—
Notes payable	—	—
Advances from related parties	—	—
Other current liabilities	—	—
Long term notes payable	—	—
Total liabilities of discontinued operations	$—	$—

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Discontinued Operations
Revenues, net	$—	$—	$—	$—

Loss from operations of discontinued components	$(27)	$—	$(39,191)	$—
Benefit (provision) for income taxes	—	—	—
Loss from operations of discontinued components, net of tax	$(27)	$—	$(39,191)	$—

Disposal
Loss on disposal in discontinued components	$—	$—	$—	$—
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal in discontinued components, net of tax	$—	$—	$—	$—

Loss from discontinued operations, net of tax	$(27)	$—	$(39,191)	$—

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

UAN CCC has cumulative net operating tax loss carryover (the “NOL”) of approximately $3.3 million at June 30, 2014, which are not likely to be fully realized and consequently a full valuation allowance has been established relating to this deferred tax assets. The final portion of the NOL will expires in 20 years.

UAN CCC has foreign tax credit carryover of approximately (the “FTC”) $37,000 at June 30, 2014. The final portion of the FTC will expire in 10 years.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The deferred income tax asset related to the above noted NOL in the amount of approximately $3.2 million and FTC in the amount of $37,000 has been reduced by a related allowance of equal amount at June 30, 2014.

Income/(Loss) before Income Taxes  from continuing operations for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$(28,307)	$(43,876)	$(62,472)	$(73,500)
Hong Kong	—	—	—	(39)
Total Income (Loss) before Tax	$(28,307)	$(43,876)	$(62,472)	$(73,539)

Provisions for Income from continuing operations for the three and six months ended June30, 2014 and 2013 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$—	$—	$—	$—
Hong Kong	$—	$—	$—	$—
Total Tax Expense	$—	$—	$—	$—

Reconciliations of statutory rates to effective tax rates from continuing operations for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
US Federal Statutory Tax Rate	39.0%	39.0%	39.0%	39.0%
Hong Kong Foreign Tax Rate	0.0%	0.0%	0.0%	0.0%
US State Income Tax Rate Effected	0.0%	0.0%	0.0%	0.0%
Foreign Tax Credit	0.0%	0.0%	0.0%	0.0%
Tax Exemption Allowance	0.0%	0.0%	0.0%	0.0%
Net Operating Loss Carryforward	-39.0%	-39.0%	-39.0%	-39.0%
Effective Worldwide Tax Rate	0.0%	0.0%	0.0%	0.0%

NOTE 6 — COMMITMENTS & CONTINGENCIES

Office Space Lease

The Company entered into a month to month office space lease of the Company's office space in Michigan State for $200 a month starting December 2012. The rent expense for the six months ended June30, 2014 were $1,200, respectively.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

At June 30, 2014, the Company has an outstanding payable of $10,119 to Yuan-Hao Chang (shareholder and consultant to the Company) for which the Company has advanced to Mr. Chang for expenses to be incurred on behalf of the Company.

Mr. Chang also provides various consulting and professional services to the Company for which he is compensated. Consulting and professional expense for Mr. Chang were $7,500 and $7,500 for the three months ended, and $15,000 and $15,000 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, the outstanding consulting fee payable to Mr. Chang was $43,000.

At June 30, 2014, the Company has an outstanding payable of $5,706 to Parashar Patel (shareholder and CEO of the Company) for which Mr. Patel has paid expenses on behalf of the Company and certain unpaid consulting expenses compensation.

At June 30, 2014, the Company has an outstanding payable of $9,978 to Chung-Hua Yang (former CFO of the Company) for which Mr. Yang has advanced to the Company as working capital.

At June 30, 2014, the Company has an outstanding payable of $114,500 to Chih-Hung Cheng (Director  of the Company) for which Mr. Cheng has advanced to the Company as working capital.

At June 30, 2014, the Company has an outstanding payable of $62,289 to Wan-Fang Liu (President and Director of the Company) for which Ms. Liu has advanced to the Company as working capital

The above related parties’ amounts are due upon demand and non-interest bearing.

In July 2010, Mr. David Chen-Te Yen (Chairman, director, and shareholder of the Company) loaned the Company $300,000 in demand notes bearing interest at 8%. This demand note was repaid on December 3, 2010. The related accrued interest of $8,482 remains unpaid at June 30, 2014.

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

We completed an initial public offering on March 15, 2006 based on that business plan. Stockholder funds raised in the offering were segregated in a trust account and we were obligated to return the segregated funds to the investors in the event that we did not complete a business combination within 18 months (24 months, under certain circumstances). By the end of the 18 month period we had not engaged in any operations, generated any revenues, or incurred any debt or expenses other than in connection with the initial public offering. Since we were not able to consummate our business plan and no business combination was completed within the required time period, we liquidated the segregated funds held in the trust account, returned the funds to the investors in the offering, redeemed the Class B common stock the investors acquired in the offering and reconstituted our company as an ongoing business corporation. As a result of the foregoing, we became a public shell company.

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

In July 2010, two of our stockholders, David Chen-Te Yen and Yuan-Hao Chang, loaned us $300,000 and $200,000, respectively. David Chen-Te Yen, our former president and the chairman of our board of directors, owns approximately 42.1% of our common stock. These loans were evidenced by demand promissory notes bearing interest at the rate of 8% per annum, compounded daily. The $300,000 loan from David Chen-Te Yen was repaid in December 2010; accrued interest of $8,482 remains unpaid as at the date of this report. The $200,000 loan from Yuan-Hao Chang was repaid on November 1, 2011. The related accrued interest of $27,317 was repaid in March 2012. In August 2010, we changed our name to UAN Cultural & Creative Co., Ltd. and effected a 1 new for 10 old reverse stock split of our common stock. We commenced operations in August 2011.

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

Results of Operations

Three Months Ended June 30, 2014 and June 30, 2013

		Three Months Ended June 30,
		2014		2013
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$28,307		$43,877
Total Other (Income) / Expense	$	Nil		$(1)
Loss from discontinued operations, net of tax		$27	$	Nil
Net Income (Loss)		$(28,334)		$(43,876)

Revenues

We discontinued our art gallery business on December 1, 2012 and subsequently have not recognized any revenues from operations.

Operating Expenses

Our operating expenses for the three months ended June 30, 2014 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $28,307 during the three months ended June 30, 2014 compared to $43,877 during the same period in 2013. Our company reduced its spending in legal and travel fees in search of new business venture.

Other Income/(Expenses)

We earned nominal income of $0 from interest during the three months ended June 30, 2014 compared to $1 of interest income during the three month ended June 30, 2013. The decrease in income during the second quarter of fiscal 2014 resulted primarily from lower cash balance in the bank.

Provision for Income Tax

To date we have made no provisions for income tax. Our company has certain deferred tax asset such as net operating loss carryover and foreign tax credit to offset future income.

Net Income (Loss)

We had a net loss of $28,334 for the three months ended June 30, 2014, compared to our net loss of $43,876 incurred in the three months ended June 30, 2013. Our net loss of $28,307was attributable to selling, general and administrative expenses incurred for the three months ended June 30, 2014. Our net loss of $43,877was attributable to selling, general and administrative expenses, and $1 of interest income incurred for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and June 30, 2013

		Six Months Ended June 30,
		2014		2013
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$62,472		$73,560
Total Other (Income) / Expense	$	Nil		$21
Loss from discontinued operations, net of tax		$39,191	$	Nil
Net Income (Loss)		$(101,663)		$(73,539)

Operating Expenses

Our operating expenses for the six months ended June 30, 2014 consisted of selling, general and administrative expenses, which include bank service charges, printing costs, legal and accounting fees, rent, telephone, travel expense, consulting fees, media relations fees, transfer agency fees and other miscellaneous administrative expenses. Our selling, general and administrative expenses were $62,472 during the six months ended June 30, 2014 compared to $73,560 during the same period in 2013. Our company reduced its spending in legal and travel fees in search of new business venture.

Other Income/(Expenses)

We earned nominal income of $0 from interest during the six months ended June 30, 2014 compared to $21 of interest income during the six month ended June 30, 2013. The decrease in income during the second quarter of fiscal 2014 resulted primarily from lower cash balance in the bank.

Net Income (Loss)

We had a net loss of $101,663 for the six months ended June 30, 2014, compared to our net loss of $73,539 incurred in the six months ended June 30, 2013. Our net loss of $62,472 was attributable to selling, general and administrative expenses incurred for the six months ended June 30, 2014. Our net loss of $73,560 was attributable to selling, general and administrative expenses, and $21 of interest expense incurred for the six months ended June 30, 2013.

Liquidity and Capital Resources

Working Capital

	At June 30,		At December 31,
	2014		2013
Current Assets	$2,257		$6,381
Current Liabilities	$294,14	0	$233,528
Working Capital (Deficit)	$(291,883)		$(227,147)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Net Cash provided by (used in) Operating Activities	$(99,038)	$(97,189)
Net Cash used in Investing Activities	$ Nil	$ Nil
Net Cash provided by (used in) Financing Activities	$80,071	$86,248

As of June 30, 2014 we had total assets of $2,257, total liabilities of $294,140, and shareholders’ deficit of $291,883, compared to total assets of $26,270, total liabilities of $233,528 and shareholders’ deficit of $207,258 as of December 31, 2013. Our current assets as at June 30, 2014 were $2,257, including cash and cash equivalents of $2,257. As at December 31, 2013 we had current assets of $6,381 including cash and cash equivalents of $4,117 and current assets from discontinued operations of $2,264.

Cash and cash equivalents as of June 30, 2014 decreased by $1,860 from December 31, 2013. Our working capital deficit was $291,883 as at June 30, 2014 compared to a working capital deficit of $227,147 as at December 31, 2013.

Net cash used in our operating activities during the six months ended June 30, 2014 was $99,038, as compared to net cash used in operating activities of $97,189 for the six months ended June 30, 2013.

Net cash provided by financing activities in the six months ended June 30, 2014 was $80,071, compared to $86,248 used in financing activities in the six months ended June 30, 2013. The net decrease in cash provided by financing activities in 2014 resulted primarily from lower proceeds of advances from shareholders and officers.

The operations of our company had been funded by contributions and short-term loans from our directors and shareholders. Our company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. There can be no assurance our company will be successful in its effort to secure additional financing. Our company’s ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in our company’s Form 10-K filed on April 15, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2014 and 2013 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net Income/(Loss) from continuing operation	$(28,307)	$(43,876)	$(62,472)	$(73,539)
Net income/(loss) from discontinued operation	$(27)	$—	$(39,191)	$—)
Denominator
Weighted average common shares outstanding – basic	53,672,708	53,672,708	53,672,708	53,672,708
Dilution associated with W and Z warrants	—	—	—	—
Weighted average common share outstanding – diluted	53,672,708	53,672,708	53,672,708	53,672,708
Basic earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.001)
Discontinuing operations	$(0.001)	$—	$(0.001)	$—
Diluted earnings (loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.001)	$(0.001)
Discontinuing operations	$(0.000)	$—	$(0.001)	$—

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

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Our company has not incurred any advertising expense for the three months ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014, the cumulative translation adjustments of $14,876, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Other comprehensive income (loss) was $(26) and $(667) for three months ended; and $17,038and $(715) for the six months ended June 30, 2014 and 2013, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2014	29.86	30.12
December 31, 2013	30.00	29.70
June 30, 2013	29.93	29.48

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Rate	Average Rate
June 30, 2014	7.75	7.75
December 31, 2013	7.75	7.76

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

In November 2012, our company’s prior president, chairman and director is subject to lawsuit for marketing manners used in sales of artwork in Taiwan. In accordance with Taiwan’s Law, our company’s bank accounts in Taiwan are frozen during the litigation period. As of June 30, 2014, the litigation is still on going.

Item 1A.      Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.2	Form of Amended and Restated Certificate of Incorporation (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.3	Bylaws(incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.4	Form of Amended and Restated Bylaws (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
3.5	Amendment to Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.6	Form of Amended and Restated Certificate of Incorporation dated January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008)
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2008)
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2010)
(10)	Material Contracts
10.1	Form of Registration Rights Agreement between our company and the Initial Security holders (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.2	Form of Warrant Agreement between our company and American Stock Transfer & Trust Company (incorporate by reference to our Registration Statement on Form S-1 filed on September 15, 2005)
10.3	Promissory Note dated May 12, 2009 between our company and Ralph Sheridan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.4	Promissory Note dated May 12, 2009 between our company and Ira Scott Greenspan (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.5	Promissory Note dated May 12, 2009 between our company and William McClusky (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.6	Promissory Note dated May 12, 2009 between our company and Hummingbird Value Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2009)
10.7	Repurchase Agreement dated June 18, 2009 between our company and HCFP Brenner Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.8	Common Stock Purchase Agreement dated June 18, 2009 between our company and The Tarsier Nanocap Value Fund, LP (incorporated by reference to our Current Report on Form 8-K filed on June 24, 2009)
10.9	Form of Common Stock Purchase Agreement dated November 13, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2009)
10.10	Demand Promissory Note dated July 23, 2010 between our company and David Chen-Te Yen (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
10.11	Demand Promissory Note dated July 23, 2010 between our company and Yuan-Hao Chang (incorporated by reference to our Registration Statement on Form S-1 filed on October 12, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 7, 2011)
(21)	Subsidiaries of Registrant
21.1	UAN Cultural and Creative Company Limited, a Hong Kong company
27

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN CULTURAL & CREATIVE CO., LTD.
Dated: September 3, 2014	By:	/s/ Parashar Patel
Parashar Patel
Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Dated: September 3, 2014	By:	/s/ Yun-Mi Han
Yun-Mi Han
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

